Form 10QSB
period 1996-07-14
CLUCKCORP INTERNATIONAL INC
filed 1996-08-23
CIK 949485

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended      July 14,1996
                                -----------------------------------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number:            33-95796
                          -----------------------------------------------------


                          CLUCKCORP INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                      76-0406417
 -------------------------------                   -----------------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                   Identification No.)


 1250 N.E. Loop 410, Suite 335   San Antonio, Texas               78209
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (210) 824-2496
- --------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes        No   X
                                         -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     2,108,750 shares as of August 15, 1996

                          CLUCKCORP INTERNATIONAL, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                     PAGE NO.
                                                                  --------

         ITEM 1.  FINANCIAL STATEMENTS

                   Balance Sheets -                                  3
                   July 14, 1996 and December 31, 1995

                   Statements of Operations -                        4
                   12 Weeks Ended
                   July 14, 1996 and July 16, 1995

                   Statements of Operations -                        5
                   28 Weeks Ended
                   July 14, 1996 and July 16, 1995

                   Statements of Cash Flows -                        6
                   28 Weeks Ended
                   July 14, 1996 and July 16, 1995


                   Notes to Financial Statements                     7


         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                     9


PART II.  OTHER INFORMATION                                         12

                    NONE

SIGNATURES                                                          12

                          CLUCKCORP INTERNATIONAL, INC.
                           Balance Sheets (Unaudited)

                                                July 14,            December 31,
                                                  1996                  1995
                                                ----------          ------------
ASSETS
Current Assets
Cash and cash equivalents                       $  354,896           $  126,447
Inventories                                          3,027                5,044
Prepaid expenses                                   329,960              119,364
Deferred loan costs                                      -               24,710
Note receivable from stockholder                    30,000               40,000
                                                -----------          ----------
  Total Current Assets                             717,883              315,565

Property and Equipment                             269,541              193,980
Less accumulated depreciation                    (  67,628)           (  43,112)
                                                -----------          -----------
                                                   201,913              150,868
Other Assets
Intangible property rights, net
  of amortization of $122,154 in
  1996 and $99,875 in 1995                         277,346              299,625
Deposits                                            12,266               25,007
Other assets                                        30,729               34,780
                                                -----------          ----------
                                                   320,341              359,412
                                                -----------          ----------
                                                $1,240,137           $  825,845
                                                ===========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bridge notes payable, net of
  unamortized discount of $-0- in
  1996 and $133,523 in 1995                     $1,684,500           $  940,977
Accounts payable, trade                            328,518              161,642
Accrued liabilities                                281,592               89,043
Note payable to bank                               200,000                    -
                                                ----------           ----------
  Total Current Liabilities                      2,494,610            1,191,662

Common stock subject to rescission,
  118,750 shares in 1996 and 57,750
  shares in 1995                                   405,702              195,818

Stockholders' Equity (Deficit)
    Preferred stock - $1.00 par value,
     authorized 5,000,000, none issued                   -                    -
    Common stock - $.01 par value,
     authorized 10,000,000, issued
     990,000 in 1996 and 1995                        9,900                9,900
    Additional paid-in capital                     994,007              994,007
    Accumulated deficit                         (2,664,082)          (1,565,542)
                                                -----------          -----------
      Total Stockholders' Equity (Deficit)      (1,660,175)          (  561,635)
                                                -----------          -----------
                                                $1,240,137           $  825,845
                                                ===========          ==========


See notes to financial statements (unaudited).

                          CLUCKCORP INTERNATIONAL, INC.
                      Statements of Operations (Unaudited)


                                                         12 Weeks Ended
                                                -----------------------------
                                                  July 14,          July 16,
                                                    1996              1995
                                                ----------         ----------
Revenues
    Restaurants                                 $   47,971         $   59,006

Costs and Expenses
    Cost of food and paper                          20,719             21,252
    Restaurant salaries and benefits                22,013             30,820
    Occupancy and related expenses                  13,609             13,218
    Operating expenses                              15,006             14,692
    General and administrative expenses            349,527            119,787
    Preopening expenses                             25,264              9,150
    Depreciation and amortization                   20,976             14,902
                                                -----------        ----------
      Total costs and expenses                     467,114            223,821
                                                -----------        ----------

Loss from operations                             ( 419,143)         ( 164,815)

Interest and debt discount expense                 270,377             11,949
                                                -----------        ----------

Net loss                                        $( 689,520)        $( 176,764)
                                                ===========        ===========


Net loss per common share                       $(     .52)        $(     .15)
                                                ===========        ===========

Weighted average number of common
  and common equivalent shares
    outstanding                                  1,331,994          1,213,244
                                                ===========        ==========






















See notes to financial statements (unaudited).

                          CLUCKCORP INTERNATIONAL, INC.
                      Statements of Operations (Unaudited)


                                                         28 Weeks Ended
                                                 -----------------------------
                                                   July 14,          July 16,
                                                    1996               1995
                                                 -----------         ----------

Revenues
    Restaurants                                  $   111,109        $  142,083
    Area development fee, stockholder                      -            50,000
                                                  ----------         ---------
                                                     111,109           192,083

Costs and Expenses
    Cost of food and paper                            44,453            51,562
    Restaurant salaries and benefits                  45,867            67,241
    Occupancy and related expenses                    30,356            29,284
    Operating expenses                                35,248            48,313
    General and administrative expenses              519,472           228,064
    Preopening expenses                               34,757            13,863
    Depreciation and amortization                     51,800            29,805
                                                  ----------         ---------
   Total costs and expenses                          761,953           468,132
                                                  ----------         ---------

Loss from operations                              (  650,844)        ( 276,049)

Interest and debt discount expense                   447,696            15,749
                                                  ----------         ---------

Net loss                                         $(1,098,540)       $ (291,798)
                                                 ===========        ==========


Net loss per common share                        $(      .84)       $(    .24)
                                                 ============       =========

Weighted average number of common
  and common equivalent shares
    outstanding                                    1,305,540        1,213,244
                                                 ============      ==========




















See notes to financial statements (unaudited)




                            CLUCKCORP INTERNATIONAL, INC.
                        Statements of Cash Flows (Unaudited)

                                                               28 Weeks Ended
                                                       ------------------------------
                                                         July 14,           July 16,
                                                           1996              1995
                                                       -----------        -----------

Operating Activities:
    Net loss for the period                            $(1,098,540)       $ ( 291,798)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                         51,800             29,805
      Amortization of bridge note discount                 367,153                  -
      Loss on forfeited deposits
      Changes in operating assets and
       liabilities:
        Inventories                                          2,017            ( 3,160)
        Prepaid expenses                                 ( 210,596)           (23,925)
        Deferred loan costs                                 24,710            (21,647)
        Other current assets                                10,000            (40,000)
        Accounts payable and accrued
          liabilities                                      359,425             12,538
                                                        ----------         ----------
       Net cash (used) in
         operating activities                            ( 494,031)         ( 338,187)

Investing Activities:
  Purchase of property and equipment                       (75,561)            (1,627)
  Additions to deposits and other assets                    (6,555)           (29,561)
  Reductions of deposits                                    18,342                ( -)
                                                       -----------         ----------
       Net cash (used) in
         investing activities                              (63,774)           (31,188)

Financing Activities:
    Net proceeds from issuance of
      Common stock subject to rescission                   209,884                  -
    Proceeds from issuance of bridge notes
      payable, net of discount                             376,370            408,000
    Proceeds from bank borrowing                           200,000                  -
    Repayments of stockholder advances                           -            (16,889)
                                                        ----------         ----------
      Net cash provided by
         financing activities                              786,254            391,111
                                                        ----------         ----------

Net increase in cash                                       228,449             21,736
Cash at beginning of period                                126,447             42,711
                                                        ----------         ----------

Cash at end of period                                   $  354,896          $  64,447
                                                        ==========          =========


Supplemental disclosure of
  cash flow information:

      Interest paid                                     $        -          $       -
                                                        ==========          =========
      Federal income taxes paid                         $        -          $       -
                                                        ==========          =========

See notes to financial statements (unaudited).

                                            6

                          CLUCKCORP INTERNATIONAL, INC.
                    Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

     Organization - CluckCorp International, Inc. (the "Company") intends to own, operate and franchise quick service restaurants under the name "Harvest Rotisserie". To date the Company has one restaurant in operation in San Antonio, Texas under the name "Cluckers" which it utilizes as a both a training facility and a public restaurant which it intends to convert to a Harvest Rotisserie restaurant.

     Basis of Presentation - The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. The results of operations for the 28 weeks ended July 14, 1996 may not be indicative of the results for the full fiscal year.

     The report of the Company's independent accountants related to the fiscal year ended December 31, 1995 financial statements contains an explanatory paragraph referring to an uncertainty concerning the Company's ability to continue as a going concern. The December 31, 1995 financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company incurred net losses of $924,483 during the year ended December 31, 1995 and $1,098,540 during the 28 weeks ended July 14, 1996. The Company's continuation as a going concern is dependent upon its ability to successfully expand its base of operations and generate sufficient cash flow to meet its obligations on a timely basis.

     The Company consummated an initial public offering of its common stock on July 15, 1996. See Note C.


NOTE B - FISCAL YEAR

     In 1996, the Company adopted a 52/53-week fiscal year ending on the last Sunday in December. The fiscal year is divided into thirteen four-week periods. The first quarter consists of four periods and each of the remaining three quarters consists of three periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks respectively, into the fiscal year.

NOTE C - INITIAL PUBLIC OFFERING

     On July 9, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On July 15, 1996, the Company consummated an initial public offering of 1,000,000 shares of its common stock at $5.50 per share and 2,000,000 redeemable common stock purchase warrants at $.125 per warrant and received approximately $4.7 million in proceeds from the offering, net of underwriting discount and other expenses of the offering of approximately $1 million. The Company applied $1,684,500 of the proceeds along with accrued interest of $130,243 to retire outstanding bridge notes payable to unaffiliated individuals.

     The balance sheet of the Company at July 14, 1996, and on a pro-forma basis to give effect to the sale of 1,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants, the retirement of the bridge notes payable, and the related transactions is as follows:



                                                          July 14, 1996
                                                     Actual        As Adjusted
                                                     ------        -----------

ASSETS
Current Assets
  Cash and cash  equivalents                        $ 354,896       $3,451,407
  Inventories                                           3,027            3,027
  Prepaid expenses                                    329,960                -
  Note receivable from stockholder                     30,000           30,000
                                                    ---------       ----------
Total Current Assets                                  717,883        3,484,434

Property and Equipment, net of depreciation           201,913          201,913

Other Assets, net of amortization                     320,341          320,341
                                                   ----------       ----------
                                                   $1,240,137       $4,006,688
                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Bridge notes payable, net of discount          $1,684,500       $        -
    Accounts payable, trade                           328,518          203,272
    Accrued liabilities                               281,592          151,349
  Note payable to bank                                200,000          200,000
                                                   ----------       ----------
      Total Current Liabilities                     2,494,610          554,621

Common stock subject to rescission                    405,702          405,702

Stockholders' Equity (Deficit)
    Preferred stock                                         -                -
    Common stock                                        9,900           19,900
    Additional paid-in capital                        994,007        5,690,547
  Accumulated deficit                              (2,664,082)      (2,664,082)
                                                   ----------        ---------
      Total Stockholders' Equity (Deficit)         (1,660,175)       3,046,365
                                                   ----------       ----------
                                                   $1,240,137       $4,006,688
                                                   ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - For the 12 and 28 week periods ended June 14, 1996 compared to the 12 and 28 week periods ended July 16, 1995.

     Revenues. Restaurant revenues for each period were derived entirely from the Company's one restaurant located in San Antonio, Texas. Restaurant revenues for the 12 and 28 week periods ended July 14, 1996 were $47,971 and $111,109, respectively, a decrease of 18.7% and 21.8% as compared to the same periods in 1995. The decrease in revenues was due in part to a reduction in the restaurant operating hours which was implemented during the third quarter of 1995. The restaurant is currently open five days each week from 11 a.m. to 7 p.m. and is being used as a training facility. Restaurant revenues during the first 28 weeks of 1996 were approximately 30% of capacity for the restaurant and below the restaurant's operating costs. Management attributes the low sales volumes to the lack of a drive- through window at the restaurant, which is located in a shopping center. It is the Company's plan that most new Restaurants will be free-standing with drive-through windows.

     In the prior year, during the 28 week period ended July 16, 1995 the Company sold an area development license for $50,000 to a stockholder of the Company.

     Costs and Expenses. Cost of food and paper were 43.2% and 40.0% of restaurant revenues for the 12 and 28 week periods ended July 14, 1996, as compared to 36.0% and 36.2% for the same periods in 1995. The increase in food and paper costs resulted primarily from food usage for recipe development for the Company's expanded Harvest Rotisserie menu.

     Restaurant  salaries,   benefits,   occupancy  and  related  expenses,  and
operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 106% and 100% of restaurant revenues for the 12 and 28 week periods ended July 14, 1996, as compared to 99% and 102% for the same comparable periods in 1995. A substantial portion of these costs are fixed or indirectly variable and therefore were disproportionate to revenues for both periods. The increase in these costs as a percentage of restaurant revenues in 1996 was primarily due to lower sales volumes.

     General and administrative expenses increased 191% and 128% for the 12 and 28 week periods ended July 14, 1996 as compared to the same periods in 1995. The increase resulted from the establishment of the Company's corporate offices and expenses associated with company's financing, franchising, and expansion activities.

     Preopening expenses increased by $16,114 and $20,894 for the 12 and 28 week periods ended July 14, 1996 as compared to the same periods in 1995. The increase relates to initial costs associated with the development of a new Harvest Rotisserie restaurant which is anticipated to open in the fourth quarter of 1996.

     Interest and debt discount expense. Interest and debt discount expense increased $258,428 and $431,947 for the 12 and 28 weeks ended July 14, 1996 as compared to the same periods in 1995. The significant increase relates to the issuance of $1,187,500 face amount of 10% bridge notes from August 1995 to March 1996. The total amount of amortized debt issue discount in 1996 was $367,153.

     Net Loss. The Company incurred net losses of $689,520 and $1,098,540 for the 12 and 28 week periods ended July 14, 1996 as compared to $176,764 and $291,798 for the same periods in 1995. The increase in net loss for both periods in 1996 was primarily the result of significantly higher interest and debt discount expense and general and administrative expenses. The prior year period ending July 16, 1995 also included a $50,000 sale of an area development license. The Company expects to incur losses in future periods until it generates sufficient revenues from expanded restaurant operations or its franchising activities to offset ongoing operating and expansion costs.

Liquidity and Capital Resources

     The Company has incurred losses from operations since inception and as of July 14, 1996 has an accumulated deficit of $2,664,082. The Company is not presently generating sufficient revenues to meet its operating needs. Management anticipates that it will need to open five additional restaurants to generate a positive cash flow and achieve profitability, although there can be no such assurance.

     Between December 1994 and March 1996, the Company issued a total of $1,684,500 of 10% unsecured promissory notes ("Bridge Notes"). The notes were issued to individuals in four separate private offerings as follows; (i) $497,000 completed May 1995, (ii) $225,000 in August 1995, (iii) $352,500 in
November 1995, and (iv) $610,000 in March 1996. Proceeds from the bridge financing were used for working capital purposes, development of a franchising program and to pay certain costs associated with the public offering of the Company's common stock.

     The Company requires capital principally for the expansion of its restaurant operations and to fund the costs associated with the promotion of its franchise program. To date, the Company has funded its operations and capital needs largely with funds provided from bridge financing. The Company does not have a working line of credit, but intends to apply for such a line with a financial institution. On July 9, 1996, the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On July 15, 1996, the Company consummated an initial public offering of 1,000,000 shares of its common stock at $5.50 per share and 2,000,000 redeemable common stock purchase warrants at $.125 per warrant. Net proceeds of the offering were approximately $4.7 million after deducting commissions and other expenses of the offering of approximately $1.0 million.

     The Company intents to utilize the proceeds of the offering to open up to six Company-owned restaurants and up to five joint ventured restaurants during the next 12 months. The Company estimates the total development costs, which includes leasehold improvements, furniture, fixtures, equipment and preopening costs of opening a typical restaurant will average approximately $325,000 and that its investment in joint ventured restaurants will average $150,000 for each restaurant. In May 1996, the Company began development of a new Harvest Rotisserie restaurant in San Antonio, Texas, which is anticipated to open in the fourth quarter of 1996.

     The Company anticipates that approximately $100,000 will be required to promote its franchise program. In March 1995, the Company executed an area development agreement with an affiliate to develop up to ten restaurants in Singapore and has executed a nonbinding letter of intent to sell area development rights to a third party pursuant to which the third party would have the right but not the obligation to develop at its expense up to 50 Harvest Rotisserie restaurants in the Baltimore, Maryland area. The Company has not yet operated any nor opened any Harvest Rotisserie franchised Restaurants.

     In connection with the sale of $1,187,500 of Bridge Notes and the issuance of 118,750 shares of common stock to the bridge lenders between August 1995 and March 1996, the Company may not have established an adequate basis to claim the private placement exemption by virtue of the fact that the sales of these securities were made after the filing of the Company's registration statement for its initial public offering. If the Company is unable to establish such a basis, these transactions could be considered integrated with the offering, subjecting the Company to potential liability for sales of unregistered securities. Although the Company has repaid all the bridge notes out of the proceeds from its public offering, nevertheless, the Company could otherwise still be liable to the bridge investors in connection with the issuance of the 118,750 shares of common stock at a rate of $3.83 per share (or aggregate $454,812). No bridge lender has asserted any claim for rescission or damages, nor is the Company aware of any bridge lender who intends to do so.

     The Company anticipates that the proceeds of the recently completed public offering will enable it to complete its expansion plans and maintain its current and planned operations for at least the next 12 months without the need for additional capital.

                           PART II - OTHER INFORMATION

      NONE





                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLUCKCORP INTERNATIONAL, INC.


Date: August 15, 1996                 By:   s/ William J.Gallagher
                                           ------------------------------------
                                           William J. Gallagher,
                                           Chairman of the Board
                                           (Duly Authorized Signatory)



Date: August 15, 1996                 By:  s/ D.W. Gibbs
                                           ------------------------------------
                                           D.W. Gibbs,
                                           Chief Executive Officer and
                                           President
                                           (Duly Authorized Signatory)