Form 10QSB
period 1996-10-06
CLUCKCORP INTERNATIONAL INC
filed 1996-11-20
CIK 949485

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended      October 6, 1996
                                -----------------------------------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number:            33-95796
                               ------------------------------------------------

                          CLUCKCORP INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                       76-0406417
 -------------------------------                   ------------------
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                    Identification No.)


 1250 N.E. Loop 410, Suite 335   San Antonio, Texas                78209
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (210) 824-2496
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
                     2,108,750 shares as of November 11, 1996

                          CLUCKCORP INTERNATIONAL, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                PAGE NO.

         ITEM 1.           FINANCIAL STATEMENTS

                           Balance Sheets -                               3
                           October 6, 1996 and December 31, 1995

                           Statements of Operations -                     4
                           12 Weeks Ended
                           October 6, 1996 and October 8, 1995

                           Statements of Operations -                     5
                           40 Weeks Ended
                           October 6, 1996 and October 8, 1995

                           Statements of Cash Flows -                     6
                           40 Weeks Ended
                           October 6, 1996 and October 8, 1995


                           Notes to Financial Statements                  7


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS                                  9


PART II.          OTHER INFORMATION                                      12

                           NONE

SIGNATURES                                                               12

                          CLUCKCORP INTERNATIONAL, INC.
                           Balance Sheets (Unaudited)

                                                October 6,          December 31,
                                                  1996                 1995
                                                ----------          -----------
ASSETS
Current Assets
Cash and cash equivalents                       $2,773,717           $  126,447
Inventories                                          3,654                5,044
Prepaid expenses                                       400              119,364
Deferred loan costs                                      -               24,710
Note receivable from stockholder                    30,000               40,000
                                                -----------          ----------
  Total Current Assets                           2,807,771              315,565

Property and Equipment                             544,293              193,980
Less accumulated depreciation                    (  77,702)           (  43,112)
                                                -----------          -----------
                                                   466,591              150,868
Other Assets
Intangible property rights, net
  of amortization of $148,554 in
  1996 and $99,875 in 1995                         268,126              299,625
Deposits                                            21,766               25,007
Other assets                                        55,158               34,780
                                                -----------          ----------
                                                   345,050              359,412
                                                -----------          ----------
                                                $3,619,412           $  825,845
                                                ===========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bridge notes payable, net of
  unamortized discount of $-0- in
  1996 and $133,523 in 1995                     $        -           $  940,977
Accounts payable, trade                            167,142              161,642
Accrued liabilities                                 48,644               89,043
Note payable to bank                               200,000                    -
                                                ----------           ----------
  Total Current Liabilities                        415,786            1,191,662

Common stock subject to rescission,
  118,750 shares in 1996 and 57,750
  shares in 1995                                   405,702              195,818

Stockholders' Equity (Deficit)
    Preferred stock - $1.00 par value,
     authorized 5,000,000, none issued                   -                    -
    Common stock - $.01 par value,
     authorized 10,000,000, issued
     1,990,000 in 1996 and 990,000 1995             19,900                9,900
    Additional paid-in capital                   5,724,297              994,007
    Accumulated deficit                         (2,946,273)          (1,565,542)
                                                -----------          -----------
      Total Stockholders' Equity (Deficit)       2,797,924           (  561,635)
                                                -----------          -----------
                                                $3,619,412           $  825,845
                                                ===========          ==========


See notes to financial statements (unaudited).

                          CLUCKCORP INTERNATIONAL, INC.
                      Statements of Operations (Unaudited)


                                                         12 Weeks Ended
                                                 -----------------------------
                                                  October 6,        October 8,
                                                    1996               1995
                                                 -----------       -----------
Revenues
    Restaurants                                  $   47,430        $   42,914

Costs and Expenses
    Cost of food and paper                           21,105            15,505
    Restaurant salaries and benefits                 25,879            27,095
    Occupancy and related expenses                   16,070            15,615
    Operating expenses                               18,500            13,036
    General and administrative expenses             216,296           134,910
    Preopening expenses                              28,288            18,000
    Depreciation and amortization                    21,366            15,007
                                                 -----------        ----------
      Total costs and expenses                      347,504           239,168
                                                 -----------        ----------

Loss from operations                              ( 300,074)        ( 196,254)

Other income (expense)
    Interest income                                  21,681                 -
    Interest and debt discount expense            (   3,799)        (  29,057)
                                                 -----------       -----------
                                                     17,882         (  29,057)
                                                 -----------       -----------

Net loss                                         $( 282,192)       $( 225,311)
                                                 ===========       ===========


Net loss per common share                        $(     .13)       $(     .18)
                                                 ===========       ===========

Weighted average number of common
  and common equivalent shares
    outstanding                                   2,108,750         1,223,958
                                                 ===========       ==========



















See notes to financial statements (unaudited).

                          CLUCKCORP INTERNATIONAL, INC.
                      Statements of Operations (Unaudited)


                                                           40 Weeks Ended
                                                 ------------------------------
                                                  October 6,        October 8,
                                                     1996            1995
                                                 -----------        ----------
Revenues
    Restaurants                                  $   157,827        $  184,997
    Area development fee, stockholder                      -            50,000
                                                  ----------        ----------
                                                     157,827           234,997

Costs and Expenses
    Cost of food and paper                            68,624            67,068
    Restaurant salaries and benefits                  87,846            94,336
    Occupancy and related expenses                    46,426            44,899
    Operating expenses                                51,595            61,349
    General and administrative expenses              718,754           362,974
    Preopening expenses                               63,044            31,862
    Depreciation and amortization                     73,165            44,812
                                                 -----------        ----------
   Total costs and expenses                        1,109,454           707,300
                                                 -----------        ----------

Loss from operations                              (  951,627)        ( 472,303)

Other income (expense)
    Interest income                                   22,392                 -
    Interest and debt discount expense            (  451,496)         ( 44,806)
                                                 -----------        ----------
                                                  (  429,104)         ( 44,806)

Net loss                                         $(1,380,731)        $(517,109)
                                                ============        ==========


Net loss per common share                        $(     1.00)        $(    .43)
                                                ============        ==========

Weighted average number of common
  and common equivalent shares
    outstanding                                    1,386,661         1,216,287
                                                ============        ==========








See notes to financial statements (unaudited)


                          CLUCKCORP INTERNATIONAL, INC.
                      Statements of Cash Flows (Unaudited)

                                                             40 Weeks Ended
                                                    ----------------------------------
                                                     October 6,            October 8,
                                                        1996                  1995
                                                    -----------           ------------
Operating Activities:
    Net loss for the period                         $(1,380,731)          $(   517,109)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                      73,165                 44,812
      Amortization of bridge note discount              367,153                 14,362
      Changes in operating assets and
     liabilities:
        Inventories                                       1,390            (     3,175)
        Prepaid expenses                                118,964            (   116,553)
        Deferred loan costs                              24,710            (    15,465)
        Other current assets                             10,000            (    40,000)
        Accounts payable and accrued
          liabilities                                 (  34,899)                90,140
                                                     -----------           -----------
       Net cash (used) in
         operating activities                         ( 820,248)           (   542,988)

Investing Activities:
    Purchase of property and equipment                ( 350,313)           (     1,627)
  Additions to deposits and other assets              (  24,213)           (    57,442)
                                                     -----------           ------------
       Net cash (used) in
         investing activities                         ( 374,526)           (    59,069)

Financing Activities:
    Net proceeds from sale of
      common stock and warrants                       4,740,290                     _
    Net proceeds from issuance of
      common stock subject to rescission                209,884                 76 865
    Proceeds from issuance of bridge notes
      payable, net of discount                          376,370                546,825
    Proceeds from bank borrowing                        200,000                      -
    Repayments of bridge notes payable               (1,684,500)                     -
    Repayments of stockholder advances                        -            (    16,889)
                                                    -----------           ------------
      Net cash provided by
         financing activities                         3,842,044                606,801
                                                    -----------            -----------

Net increase in cash                                  2,647,270                  4,744
Cash at beginning of period                             126,447                 42,711
                                                    -----------            -----------

Cash at end of period                                $2,773,717            $    47,455
                                                    ===========            ===========


Supplemental disclosure of
  cash flow information:
      Interest paid                                 $  130,243             $         -
                                                   ===========             ===========
      Federal income taxes paid                    $        -              $         -
                                                   ===========             ===========

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

    Basis of Presentation - The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. The results of operations for the 40 weeks ended October 6, 1996 may not be indicative of the results for the full fiscal year.

    The report of the Company's independent accountants related to the fiscal year ended December 31, 1995 financial statements contains an explanatory paragraph referring to an uncertainty concerning the Company's ability to continue as a going concern. The December 31, 1995 financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company incurred net losses of $924,483 during the year ended December 31, 1995 and $1,380,731 during the 40 weeks ended October 6, 1996. The Company's continuation as a going concern is dependent upon its ability to successfully expand its base of operations and generate sufficient cash flow to meet its obligations on a timely basis.

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

    On July 26, 1996, the Underwriters exercised an over-allotment option for 300,000 warrants at $.125 per warrant, and the Company received $33,750 in proceeds, net of underwriting discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements:

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed in the Company's initial registration statement filed in July 1996 with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Results of Operations - For the 12 and 40 week periods ended October 6, 1996 compared to the 12 and 40 week periods ended October 8, 1995.

    Revenues. Restaurant revenues for each period were derived entirely from the Company's one restaurant located in San Antonio, Texas. Restaurant revenues for the 12 week period ended October 6, 1996 were $47,430, a 10.5% increase as compared to the same period in 1995. However, year to date revenues for the 40 week period were $157,827, a decrease of 14.7% as compared to the same period in 1995. The year to date decrease in revenues was due in part to a reduction in the restaurant operating hours which was implemented during the third quarter of 1995. The restaurant is currently open five days each week from 11 a.m. to 7 p.m. and is being used as a training facility. Restaurant revenues during the first 40 weeks of 1996 were approximately 30% of capacity for the restaurant and below the restaurant's operating costs. Management attributes the low sales volumes to the lack of a drive-through window at the restaurant, which is located in a shopping center. It is the Company's plan that most new Restaurants will be free-standing with drive-through windows.

    In the prior year, during the 40 week period ended October 8, 1995 the Company sold an area development license for $50,000 to a stockholder of the Company.

    Costs and Expenses. Cost of food and paper were 44.5% and 43.5% of restaurant revenues for the 12 and 40 week periods ended October 6, 1996, as compared to 36.1% and 36.3% for the same periods in 1995. The increase in food and paper costs resulted primarily from food usage for recipe development for the Company's expanded Harvest Rotisserie menu.

    Restaurant salaries, benefits, occupancy and related expenses, and operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 127% and 118% of restaurant revenues for the 12 and 40 week periods ended October 6, 1996, as compared to 130% and 108% for the same comparable periods in 1995. A substantial portion of these costs are fixed or indirectly variable and therefore were disproportionate to revenues for both periods due to low sales volumes.

    General and administrative expenses increased 65% and 104% for the 12 and 40 week periods ended October 6, 1996 as compared to the same periods in 1995. The increase resulted from the establishment of the Company's corporate offices in 1996 and expenses associated with company's financing, franchising, and expansion activities.

    Preopening expenses increased by $10,288 and $31,182 for the 12 and 40 week periods ended October 6, 1996 as compared to the same periods in 1995. The increase relates to initial costs associated with the development of a new Harvest Rotisserie restaurant which is anticipated to open in the fourth quarter of 1996.

    Interest and debt discount expense. Interest and debt discount expense decreased $25,258 for the 12 weeks ended October 6, 1996 as compared to the same period in 1995. The decrease was due to the repayment of all outstanding bridge notes on July 15, 1996. Year to date interest and debt discount expense increase $406,690 for the 40 weeks ended October 6, 1996 as compared to 1995. The significant year to date increase relates to the issuance of $1,187,500 face amount of 10% bridge notes from August 1995 to March 1996. The total amount of amortized debt issue discount in 1996 was $367,153.

    Net Loss. The Company incurred net losses of $282,192 and $1,380,731 for the 12 and 40 week periods ended October 6, 1996 as compared to $225,311 and $517,109 for the same periods in 1995. The increase in the year to date net loss for 1996 was primarily the result of significantly higher interest and debt discount expense and general and administrative expenses. The Company expects to incur losses in future periods until it generates sufficient revenues from expanded restaurant operations or its franchising activities to offset ongoing operating and expansion costs.

Liquidity and Capital Resources

    The Company has incurred losses from operations since inception and as of October 6, 1996 has an accumulated deficit of $2,946,273. The Company is not presently generating sufficient revenues to meet its operating needs. Management anticipates that it will need to open five additional restaurants to generate a positive cash flow and achieve profitability, although there can be no such assurance.

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

    Between December 1994 and March 1996, the Company issued a total of $1,684,500 of 10% unsecured promissory notes ("Bridge Notes"). The notes were issued to individuals in four separate private offerings as follows; (i) $497,000 completed May 1995, (ii) $225,000 in August 1995, (iii) $352,500 in
November 1995, and (iv) $610,000 in March 1996. Proceeds from the bridge financing were used for working capital purposes, development of a franchising program and to pay certain costs associated with the public offering of the Company's common stock. The bridge notes were repaid on July 15, 1996 using a portion of the proceeds from the Company's initial public offering.

    The Company intents to open up to six Company-owned restaurants and up to five joint ventured restaurants during the next 12 months. The Company estimates the total development costs, which includes leasehold improvements, furniture, fixtures, equipment and preopening costs of opening a typical restaurant in a leased facility will average approximately $325,000 and that its investment in joint ventured restaurants will average $150,000 for each restaurant. If the land and building are purchased, the purchase price and related acquisition expenses would be significantly higher. In May 1996, the Company began development of a new Harvest Rotisserie restaurant in San Antonio, Texas, which is anticipated to open in the fourth quarter of 1996.

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

    The Company anticipates that the proceeds from the public offering along with anticipated cash flows from future restaurant operations will enable it to complete its initial expansion plans and maintain its current operations for at least the next 12 months.

                           PART II - OTHER INFORMATION

      NONE





                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLUCKCORP INTERNATIONAL, INC.


Date: November 4, 1996            By:   s/ William J.Gallagher
      ----------------                  ----------------------------------------
                                           William J. Gallagher,
                                           Chairman of the Board
                                           (Duly Authorized Signatory)



Date: November 4, 1996            By:  s/ D.W. Gibbs
      ----------------                 ----------------------------------------
                                          D.W. Gibbs,
                                          Chief Executive Officer and
                                          President
                                          (Duly Authorized Signatory)