Form 10KSB
period 1996-12-29
CLUCKCORP INTERNATIONAL INC
filed 1997-03-31
CIK 949485

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
For the fiscal year ended December 29, 1996
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]
     For the transition period from _______________ to ________________

Commission File No. 33-95796


                          CLUCKCORP INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


                  Texas                                     76-0406417
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                 Number)


   1250 N.E. Loop 410, Suite 335
         San Antonio, Texas                                 78209
(Address of principal executive offices)                 (Zip Code)



                   Issuer's telephone number: (210) 824-2496

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           $.01 Par Value Common Stock
                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes __X__ No _____

     As of February 28, 1997, 2,366,030 shares of the Registrant's $.01 par value Common Stock were outstanding. As of February 28, 1997, the market value of the Registrant's $.01 par value Common Stock, excluding shares held by affiliates, was $13,847,355 based upon a closing bid price of $6.88 per share of Common Stock on the NASDAQ SmallCap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were $263,892.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

     The Company owns, operates and franchises quick service restaurants under the name "Harvest Rotisserie" which feature marinated oak-roasted rotisserie chicken, oak-roasted turkey breast, roast ham, meatloaf, an assortment of sandwiches and other fresh homestyle food items. Harvest Rotisserie restaurants (sometimes referred to as the "Restaurant(s)") emphasize rotisserie oak-roasted chicken, turkey and fresh homestyle side dishes consistent with what the Company believes to be (i) an increased consumer demand for take-home prepared foods,
(ii) an emphasis on lower fat foods such as chicken and turkey, and (iii) the popularity of homestyle cooking. Harvest Rotisserie side dishes include cold dishes such as coleslaws and salads and hot dishes such as baked beans, stuffing, corn, parsley potatoes, macaroni and cheese, steamed fresh vegetables, mashed potatoes and gravy, rice, creamed spinach, cheese rice and baked cinnamon apples. The Company maintains strict quality standards in purchasing, storing, preparing and serving its entrees, side dishes, desserts and other products.

     To date, the Company has opened three Restaurants in San Antonio, Texas (one of which it used as both a training facility and a public restaurant) and one Restaurant in Corpus Christi, Texas. The Company has also executed leases or acquired property to develop four additional Restaurants in San Antonio and
Houston, Texas. The Company seeks to enter into traditional single Restaurant franchise agreements as well as area development agreements although it has not yet executed any franchise agreements and currently has no area development agreements in effect. Area development agreements require the area developer to develop a specified number of Restaurants within a delineated territory in accordance with a development schedule. Management believes that area development agreements allow for the more rapid development of a target market area by generally more experienced restaurant operators who are able to realize economies of scale resulting from locating a number of Restaurants in a given area. These operators often require less management supervision by Company personnel and provide the Company with higher franchise fee income in a shorter period of time.

History

     The Company was incorporated in Texas in June 1993 under the name Clucker's Tex-Mex Venture, Inc. and changed its name to CluckCorp International, Inc. in April 1995. Prior to November 1994, the Company was an area developer for Cluckers Wood Roasted Chicken, Inc. ("CWRC"), the developer and franchisor of the original "Cluckers" restaurant concept. The Company acquired from WaterMarc Food Management, Inc. ("WaterMarc"), formerly Billy Blues Food Corporation and an affiliate of the Company, the Cluckers franchise development rights for Texas, Mexico and certain Central American countries. After CWRC had opened ten company-owned restaurants between 1991 and 1994 in Florida, Georgia and New York and had sold franchises for an additional 165 restaurants, controlling interest in CWRC was purchased by Kenny Rogers Roasters, Inc. ("Roasters") in November 1994. The Company then exchanged its Cluckers area development agreement with CWRC for systems, franchising materials, signage and the exclusive right to use the Cluckers name, trademark and service mark solely in Texas. The Company did not acquire international rights to the Cluckers name because neither CWRC nor anyone else had obtained any international rights, other than the Mexican and Central American rights described above. However, the Company subsequently registered the Cluckers name in Mexico and applied for trademarks to use the Cluckers name and logos in the United Kingdom, Canada, Singapore and Malaysia.

     The Company is licensed to use the Cluckers name only in Texas, and is obligated to pay a license fee of 2% of gross sales applicable only to its Cluckers restaurants in Texas for the first 10 years and 1% of gross sales thereafter. No such license fees are required for Restaurants outside the United States. In February 1995 and July 1995, the Company formed Cluckers Restaurants, Inc. and Harvest Restaurants, Inc., respectively, wholly-owned Texas corporate subsidiaries, to act as franchisors for the Company's Cluckers and Harvest Rotisserie restaurants.

     In February 1996, the Company decided to concentrate on the development, operation and franchising of Harvest Rotisserie restaurants, which the Company believes is an improvement over the original Cluckers concept because Harvest Rotisserie restaurants offer an expanded menu which includes a number of additional homestyle entrees offering lower fat foods. Accordingly, in January 1997, the Company converted its only Cluckers Restaurant to a Harvest Rotisserie Restaurant.

     In July 1996, the Company sold 1,000,000 shares of Common Stock and 2,300,000 common stock purchase warrants (the "IPO Warrants") in an initial public offering ("IPO") of its securities through Global Equities Group, Inc. ("Global" or the "Representative") as representative of the underwriters of the IPO. The Company realized net proceeds of approximately $4,700,000 from the IPO based upon the sale of the Common Stock at $5.50 per share and the IPO Warrants at $.125 per IPO Warrant.

     In February 1997, the Company filed a registration statement on Form SB-2 covering the sale of 500,000 shares of the Company's Convertible Redeemable
Preferred  Stock  ("Preferred  Stock")  at  $10.00  per  share  (the  "Preferred
Offering"). The registration statement has not been declared effective by the Commission. There can be no assurance that the registration statement will be declared effective or that the Company will be successful in selling the Preferred Stock. See "Application of Preferred Offering Proceeds."

Strategy

     The Company seeks to participate in what it perceives as an emerging food service category consisting of fresh, convenient, homestyle replacement meals. This category combines the fresh, high quality and flavorful meals generally associated with traditional home cooking with the convenience and value associated with fast-food restaurants. In order to promote this category, the Company will continue to employ the following strategies it adopted in connection with the development of its Harvest Rotisserie restaurants.

     Fresh, High Quality, Convenient Homestyle Meals. The Company will focus on its Harvest Rotisserie concept of rotisserie oak-roasted chicken, oak-roasted turkey breast, roast ham, meatloaf, sandwiches and a variety of freshly prepared side dishes by promoting (i) take-home prepared foods, (ii) the expanding interest in low fat freshly prepared meals, and (iii) the consumer's desire for homestyle, complete meals, reminiscent of home cooking. Chicken, turkey and ham are delivered to the Company's Restaurants several times each week in order to allow for the fresh preparation of these food products. Cooked food items are prepared with the use of ovens and steamers, rather than the fryers, grills, and microwaves used by many other fast-food establishments. The Company maintains strict quality standards in purchasing, storing, preparing and serving its entrees, fresh side dishes, desserts and other products. All visible fat is removed from poultry and ham prior to preparation. The chickens are marinated for 24 hours in a blend of citrus juices, fresh garlic and natural herbs and spices and roasted over hardwood flames in a custom built rotisserie at temperatures as high as 1,200 degrees for ninety minutes. The self-basting characteristic of rotisserie cooking is believed to reduce fat and result in moister meat and crispier skin.

     Complete Meal Value. The Company emphasizes complete, reasonably-priced meals rather than focusing on discounting individual items or an a la carte pricing system. Restaurant meals include a variety of entrees such as rotisserie oak-roasted chicken, oak-roasted turkey, roast ham and meatloaf, customer-selected side dishes and desserts. Complete meals begin at approximately $3.99, and menu combinations provide convenient multiple meal selections for couples, families or larger groups. The Company's operating philosophy is to provide high quality, healthful, quick service food rather than the food often associated with the fast food industry. The Restaurants offer large food portions, lunch specials and entree combinations at lower prices in order to create a competitive "price to value" concept.

     Distinctive Appearance and Casual Atmosphere. The Company has established what it considers to be an easily replicable prototype Harvest Rotisserie restaurant, featuring an efficient operating layout, standardized equipment and tasteful and distinctive trade dress. The Company believes its Restaurant store furnishings create an attractive and casual environment for both take-out and dine-in customers.

     Visible, High Traffic Store Locations. The Company emphasizes free-standing pad sites or end-cap locations with drive-through windows, ample parking and easy access to and from high traffic roads. Highly visible signage consistent with trade dress and local requirements is pursued.

     Customer Service Commitment. The Company seeks friendly, customer-oriented, and highly motivated employees at all positions to help ensure that its customers have a pleasant dining experience, including a friendly greeting and individual attention to all aspects of their order. Customers unfamiliar with particular side dishes are encouraged to taste a sample.

Application of Preferred Offering Proceeds

     In February 1997, the Company filed a Registration Statement on Form SB-2 covering the sale of 500,000 shares of preferred stock ("Preferred Stock") at $10.00 per share (the "Preferred Offering"). Each share of Preferred Stock is convertible into Common Stock one year after the effective date at a to be determined conversion price.

     The Company intends to use substantially all of the proceeds of the Preferred Offering to acquire restaurant properties in certain metropolitan markets and sublease the properties to area developers who will operate the properties as Harvest Rotisserie restaurants. The Company may require the area developers to execute promissory notes to the Company representing any acquisition costs advanced by the Company and may also advance funds to area developers for costs incurred to convert properties to Harvest Rotisserie restaurants and for working capital. The Company will then seek to recoup its costs through franchise fee payments and repayments of any promissory notes issued by the area developers who will also be responsible to tender restaurant property lease payments directly to the owners of the properties. If the Company is unable to locate area developers willing to operate the restaurant properties or if the area developers are unsuccessful in the operation of the restaurant properties, the Company may be unable to recoup its investments in the properties and would be liable for any leases it executed with the owners of the properties. If the Company is unable to recoup such investments, its financial condition and results of operations will be severely adversely affected.

     In evaluating and selecting restaurant properties for assignment and sublease to prospective area developers, the Company expects to apply the following criteria. The Company will limit restaurant properties to a small number of metropolitan areas which the Company believes currently offer long range growth potential for its Harvest Rotisserie concept. Each metropolitan area must offer the Company the opportunity to promptly acquire at least three properties so that the Company can take advantage of advertising and marketing economies of scale. The Company will give priority to metropolitan areas in which it has already located a prospective area developer and which contain identifiable properties which meet the Company's demographic and population requirements. The Company does not have specific population criteria for metropolitan areas, but rather evaluates the population of the metropolitan area in comparison to the number of Restaurants it believes its prospective area developer is capable of developing within 24 months. The rates of potential Restaurants to population determines the Company's ability to realize economies of scale. In terms of demographics, the Company favors high employment and recreational population concentrations of middle class white collar workers generally above the age of 30. Individual properties within a target metropolitan area will be selected based upon the terms of the underlying property leases, anticipated costs of conversion to Harvest Rotisserie restaurants, the ability of the Company to refinance any debt associated with the property and the ability of the Company to sublease the property to an area developer.

     There can be no assurance that the Preferred Offering will be declared effective by the Commission or that the Preferred Stock will be sold. Moreover, the Company has not entered into any acquisition agreements for restaurant properties or sublease agreements with prospective area developers and there can be no assurance it will do so in the future.

Current Operations

     The Company's Restaurants prominently display a rotisserie within customer view. The location of the rotisserie, coupled with the flames emanating from the hardwood, creates a focal point for the Restaurants. Chicken, turkey and other entrees may be purchased in varying quantities or in combination with a choice of side dishes. Most Restaurants offer inside seating and takeout service, range in size from approximately 1,800 to 3,500 square feet, have drive- through windows and seating capacities for 45 to 70 diners. Generally, restaurant hours are from 11 A.M. to 11 P.M., seven days a week.

     The Company considers the location of a Restaurant to be critical to its long-term success and therefore devotes significant efforts to the evaluation of potential Restaurant sites whether such Restaurant sites are intended for Company owned, franchised or area developed Restaurants. The site selection process involves consideration of a variety of factors including (i)
demographics,  such as target  population  density and household  income levels,
(ii) specific site characteristics such as visibility, accessibility and traffic volume, (iii) proximity to activity centers such as prime urban office or retail shopping districts, suburban shopping areas and hotel and office complexes, (iv) parking availability and (v) potential competition in the area. The Company's executive officers inspect and approve Restaurant sites prior to the execution of a lease. The opening of new Restaurants is contingent upon, among other things, locating satisfactory sites, negotiating favorable leases or purchase agreements, completing construction and securing appropriate government permits and approvals. Once a site is available to the Company and necessary approvals and permits have been obtained, approximately 60 to 180 days are required to complete construction and open the Restaurant.

     The design of the Restaurants is flexible and may be adapted to local architectural styles and existing buildings with varying floor plans and configurations. The Company intends to continue to purchase most of its restaurant equipment, such as rotisseries, furniture and fixtures from the same suppliers, in order to promote uniformity of style and format and reduce costs.

     The Restaurants are operated under standards set forth in the Company's operating manuals, including specifications relating to food quality and preparation, design and decor and day-to-day operations. The standards also govern the administration, training and conduct of Restaurant personnel.

     A typical Restaurant will employ between fifteen and twenty people daily, generally on a staggered basis designed to match employee work hours to customer traffic. Restaurant personnel generally include a manager, assistant manager, cooks, counter personnel and kitchen workers.

     The Company believes that the training and development of Restaurant management personnel is a critical part of its operations. Restaurant management personnel are trained by the Company for a 30-day period and until each participant can demonstrate the management skills required to operate a Restaurant at levels satisfactory to the Company. Restaurant managers are responsible for day-to-day operations, including food preparation, customer relations, maintenance, cost control and personnel relations. In addition, Restaurant managers are responsible for selecting and training new employees who will generally undergo an on-the-job training period under the supervision of an experienced employee. Ongoing employee training is the responsibility of the Restaurant manager.

Restaurant Expansion

     The Company intends to open as many Restaurants as its capital will permit. The amount of capital required will depend in part on whether the developed
Restaurants are Company- owned, or franchised restaurants. The number of Restaurants opened will also depend upon, among other things, market acceptance of the Company's Restaurant concept, the hiring of skilled management and other personnel, the availability of suitable locations, the general ability to successfully manage growth (including monitoring restaurants, controlling costs and maintaining effective quality controls), the availability of adequate financing, and its ability to attract and retain qualified franchisees. To date the Company has opened four Restaurants and has four other Restaurants under development but has not entered into any franchise agreements and has no area development agreements in effect.

     The Company estimates that the average cost of opening a Harvest Rotisserie restaurant in a leased facility, including site selection costs, leasehold improvements, acquisition of furniture, fixtures and equipment, opening inventories and certain preopening expenses (including salaries, training, travel, advertising and promotion), will range from $350,000 to $550,000 per Restaurant depending upon the size and location of the Restaurant and the amount of leasehold improvements required. If the Company elects to purchase the land and/or building, the development costs will be significantly higher.

     The Company previously sought to enter into joint venture agreements and development arrangements to finance a portion of Restaurant development costs, but was unable to attract joint venture partners upon terms acceptable to it and has therefore terminated any such arrangements.

Franchise Agreements

     The Company has completed a Uniform Franchise Offering Circular ("UFOC") and related franchise documents for its Harvest Rotisserie restaurant but has not sold any franchises. The Harvest Rotisserie franchise agreement provides for
(i) a $35,000 per Restaurant franchise fee (except for take-out only stores which require a $15,000 franchise fee), (ii) a 5% royalty on the Restaurant's gross revenue and (iii) a reserve for a national and local advertising fund contribution aggregating up to 3% of gross revenues per Restaurant. The franchise agreement also provides for a limited area of exclusivity surrounding the franchised Restaurant in which the Company may neither develop nor grant to others the right to develop additional Restaurants.

     The Company's franchise agreement requires that the Restaurant be operated in accordance with the operating procedures and menus established by the Company. The Company conducts regular inspections of its Restaurants to determine whether they meet applicable quality, service and cleanliness standards and will work with franchisees to improve substandard performance or any items of non-compliance revealed in the course of its inspection. The Company may terminate any franchisee who does not comply with such standards. The Company believes that maintaining superior food quality, a clean and pleasing environment and excellent customer service is critical to the reputation and success of its Restaurants and intends to act aggressively to enforce applicable contractual requirements. Franchisees could contest such terminations which would cause the Company to incur potentially significant legal expenses.

Area Development Agreements

     The Company's Harvest Rotisserie area development agreement requires the development of a specified number of Restaurants within a delineated territory in accordance with a development schedule. The development schedule will generally cover three to six years and will have Restaurant operation benchmarks for the number of Restaurants to be opened and in operation at certain yearly intervals. It is anticipated that area developers will pay a nonrefundable fee of $5,000 per Restaurant to be developed and a per Restaurant franchise fee as each Restaurant is opened. Area development agreements will provide that the area developer has the exclusive right to open Restaurants within the specified territory during the term of the development schedule. Once an acceptable lease for an approved Restaurant site has been fully executed and the Company has approved design and construction specifications, the Company and the area developer would enter into a franchise agreement under which the area developer would become the franchisee for the specific Restaurant to be developed at the site. The Company has no obligation under its area development agreements beyond its obligation not to sell franchises to anyone within the area developer's territory.

     Failure to meet development schedules or other breaches of the area development agreement would lead to termination of the limited exclusivity provided by the agreement, loss of any deposits paid to the Company, renegotiation of development and franchise provisions or termination of the right to build future Restaurants, although such termination would not necessarily affect the area developer's existing franchise agreements for developed locations.

     In March 1995, prior to defining certain uniform area development agreement terms, the Company entered into an area development agreement with a stockholder and former director of the Company, providing for the development of up to ten Cluckers restaurants in Singapore over a 20-year period. In February 1996, consistent with the Company's plan to develop solely Harvest Rotisserie restaurants, the agreement was modified to provide for the development of Harvest Rotisserie restaurants. The fee under the area development agreement was $50,000 of which the Company received $20,000 as a deposit in cash and a $30,000 non-interest bearing unsecured promissory note. In October 1996, the Company refunded $10,000 of the deposit, cancelled the $30,000 promissory note and reduced the number of Restaurants anticipated to be developed under the agreement from ten Restaurants to two Restaurants. The developer is under no obligation to develop any Restaurants in Singapore and, accordingly, the Company no longer considers its agreement with the developer to constitute an area development agreement.

     No area development agreements are currently in effect, and there can be no assurance that any Restaurants will be developed under area development agreements. Negotiations with parties who previously expressed an interest in area development agreements for Restaurants to be located in McAllen, Texas and San Francisco, California were terminated. Although the Company continues to negotiate with a number of entities for area developments in such markets as Austin, Texas, Baltimore, Maryland, New York, New York and northern California, there can be no assurance that the Company will execute any area development agreements in the future.

Marketing

     The Company currently markets its four Restaurants on a limited basis primarily through print media, restaurant signage, direct mail and in-store displays which emphasize the healthfulness, quality and homestyle nature of the food products and otherwise promote the rotisserie concept. The Company intends to expand its advertising efforts (using working capital generated from its IPO and from revenues from existing Restaurants) to include additional use of print media, together with radio and television commercials. The Company's advertising efforts also seek to promote value through the purchase of complete meals or meal combinations, as opposed to a la carte selection or pricing. Company-owned and any future franchise Restaurants will contribute to a national advertising fund to pay for the development of national advertising material and to a separate fund to pay for advertising in local markets.

Competition

     The food service industry is intensely competitive with respect to food quality, concept, location, service and price. There are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company competes with take-out food service companies, fast-food restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets and prepared food stores, as well as with supermarkets and convenience stores. Competitors include national, regional and local pizza restaurants, Chinese food restaurants, other purveyors of carry- out food and convenience dining establishments, including such chains as Pizza Hut, McDonald's and others. Other rotisserie roasted chicken concepts and homestyle food concepts, such as Boston Market and Kenny Rogers' Roasters, provide direct and intensive competition. This intense competition has resulted in the sale or closing of a number of rotisserie roasted chicken restaurants including establishments operated by some of the larger franchise chains. The inclusion of roasted or baked chicken at many large, national food service chains, such as
KFC and Roy Rogers, and in supermarkets and convenience stores, creates significant additional competition for customers. Moreover, other national food service chains or companies could introduce new rotisserie, roasted or baked chicken restaurants. The Company believes that its Harvest Rotisserie restaurants will compete favorably in terms of taste, food quality, convenience, customer service and value, which the Company believes are the important factors to the segments of the population the Company currently targets.

     Competition in the food service business is often affected by changes in consumer tastes, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product and local competitive factors. Some or all of these factors could cause the Company and future franchisees to be adversely affected.

     The Company also competes for franchisees with multinational fast food chains, national and regional restaurant chains and other regional and local restaurant franchisors. Most restaurant franchisors have greater market recognition and greater financial, marketing and human resources than the Company.

Trademarks and Service Marks

     The Company has registered with the United States Patent and Trademark Office ("PTO") its "Harvest Rotisserie" name, trademark and service mark ("MARKS"). There can be no assurance that the Company will obtain sufficient protection for its Harvest Rotisserie Marks or, that it will have the financial resources to enforce or defend its Marks. The Company has the exclusive right in Texas to use the Cluckers name, trademark and service mark which have been registered with the PTO. In addition, the Company has registered the Cluckers name in Mexico and has applied to register the Cluckers name (or, in certain cases, the name in connection with additional words or graphics) in the United Kingdom, Canada, Singapore and Malaysia. The Company has no current intention to use the Cluckers name or trademark as it is currently concentrating its efforts on its Harvest Rotisserie Restaurant concept.

Regulation

     The Company's Restaurants must comply with federal, state and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, mandated health insurance coverage and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it is in material compliance with these provisions.

     Certain states and the Federal Trade Commission require a franchisor to provide specified disclosure statements to potential franchisees before granting a franchise. Additionally, many states require the franchisor to register its Uniform Franchise Offering Circular ("UFOC") with the state before it may offer a franchise. The Company believes that its Harvest Rotisserie UFOC (together with any applicable state versions or supplements) complies with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which the Company intends to offer franchises.

Insurance

     The Company carries general liability, product liability and commercial insurance of up to $2,000,000 which it believes is adequate for businesses of its size and type. However, there can be no assurance that the Company's insurance coverage will remain adequate or that insurance will continue to be available to the Company at reasonable rates. In the event coverage is inadequate or becomes unavailable, the Company could be materially adversely affected. The Company has carried workers' compensation insurance since August 1995.

     Franchisees will be required to maintain certain minimum standards of insurance pursuant to their franchise agreements including commercial general liability insurance, worker's compensation insurance and all risk property and casualty insurance. The Company requires that it be named as an additional insured on any such policies.

Employees

     At February 28, 1997, the Company employed four executive officers, six salaried corporate employees and approximately 100 Restaurant employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 2,500 square feet of space for its executive offices in San Antonio, Texas under a 12 month lease expiring June 30, 1997 for $2,500 per month. The Company believes its executive office facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

     The Company has opened four Harvest Rotisserie restaurants. Subsequent to its IPO, the Company cancelled three proposed Restaurant property leases and substituted three of the leases set forth below. The lease substitutions were made because the Company concluded that the new leases offered superior locations to the original leases. Details concerning the Company's four current and four planned Restaurants are described below. The Company expects that all four planned Restaurants will be Company-owned and operated and will open in 1997.


                                     Form of                         Lease                        Monthly
Location                            Ownership                     Expiration                      Rent(3)
--------                            ---------                     ----------                      -------
Fredericksburg Road            Building Lease                   August 1998                       $2,554
San Antonio, TX

Walzem Road                    Building Lease                   February 2006                     $2,700
San Antonio, TX

Tezel Road(1)                  Real Estate                      Not Applicable                    Not Applicable
San Antonio, TX                Owned

Hwy 281/Loop 1604(1)           Ground Lease                     February 2022                     $4,500
San Antonio, TX

DeZavala Road(1)               Ground Lease                     May 2027                          $5,000
San Antonio, TX

South Braeswood Road           Building Lease                   January 2004                      Greater of $3,000 or
Houston, TX                                                                                       5% of gross sales

4620 Broadway                  Building Lease                   January 2002                      $4,900
San Antonio

South Padre Island Drive       Building Lease                   November 1999                     $5,000
Corpus Christi, TX(2)

(1)  Sites substituted for previous sites.

(2) In January 1997, the Company purchased the furniture, fixtures and equipment of an existing restaurant property (through the assumption of $100,000 of debt in connection with the property) and converted the property to a Harvest Rotisserie restaurant.

(3) Monthy rents are subject to customary escalation clauses in future periods generally tied to a consumer price index or increases in the landlord's operating expenses on the property.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market ("NASDAQ SmallCap Market") under the symbol "ROTI" since July 9, 1996.

     The following table sets forth for the quarters indicated the range of high and low sales prices of the Company's Common Stock as reported by the NASDAQ SmallCap Market.

                                                                       Price
                                                               --------------------
By Quarter Ended:                                                High         Low
                                                               --------    --------
October 6, 1996 ........................................       $   8.25    $   5.67
December 29, 1996 ......................................       $   7.75    $   5.75
April 20, 1997 (through February 28, 1997) .............       $   7.13    $   6.00

     As of February 28, 1997, the Company had approximately 600 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 10,000,000 shares of $.01 par value Common Stock. At February 28, 1997, there were 2,366,030 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to any prior rights of holders of Preferred Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

     The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value. The preferred stock may, without action by the stockholders of the Company, be issued by the Board of Directors from time to time in one or more series for such consideration and with such relative rights, privileges and preferences as the Board may determine. Accordingly, the Board has the power to fix the dividend rate and to establish the provisions, if any, relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of preferred stock issued in the future.

     The Series A Redeemable Convertible Preferred Stock ("Preferred Stock") offered in the Preferred Offering has been authorized by the Board of Directors of the Company as a new series of the Company's preferred stock, $1.00 par value, consisting of up to 1,000,000 shares. The shares of Preferred Stock when issued will be fully paid and non-assessable under Texas law. The Company expects that the Preferred Stock will be convertible into Common Stock at a formula to be determined and will pay dividends in cash or in Common Stock of the Company. There can be no assurance that the Company will successfully complete the sale of any Preferred Stock in the Preferred Offering.

     It is not possible at this time to state the actual effect of any other authorization of Preferred Stock upon the rights of holders of Common Stock until the Board determines the specific rights of the holders of any other series of preferred stock. The Board's authority to issue preferred stock also provides a convenient vehicle in connection with possible acquisitions and other corporate purposes, but could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Accordingly, the issuance of preferred stock may be used as an "anti-takeover" device without further action on the part of the stockholders of the Company, and may adversely affect the holders of the Common Stock.

IPO Warrants

     There are 2,300,000 IPO Warrants outstanding (each of which entitles the holder to purchase one share of Common Stock at $4.00 per share until July 9,
2001). The exercise price and the number of shares issuable upon exercise of the IPO Warrants are subject to adjustment in certain events, including the issuance of Common Stock as a dividend on shares of Common Stock, subdivisions or combinations of the Common Stock or similar events. The IPO Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Common Stock for less than the exercise price of the IPO Warrants or the then current market price of the Company's Common Stock.

     IPO Warrants may be redeemed in whole or in part, at the option of the Company, upon 30 days' notice, at a redemption price equal to $.01 per IPO Warrant at any time after July 9, 1997 if the closing price of the Company's Common Stock on NASDAQ averages at least $8.00 per share for a period of 20 consecutive trading days.

     Holders of IPO Warrants may exercise their IPO Warrants for the purchase of shares of Common Stock only if a current prospectus relating to such shares is then in effect and only if such shares are qualified for sale, or deemed to be exempt from qualification, under applicable state securities laws. The Company is required to use its best efforts to maintain a current Prospectus relating to such shares of Common Stock at all times when the market price of the Common Stock exceeds the exercise price of the IPO Warrants until the expiration date of the IPO Warrants, although there can be no assurance that the Company will be able to do so.

     The shares of Common Stock issuable on exercise of the IPO Warrants will be, when issued in accordance with the IPO Warrants, fully paid and non-assessable. The holders of the IPO Warrants have no rights as stockholders until they exercise their IPO Warrants.

Representative Warrants

     The Company has issued to the Representative of its IPO Warrants to purchase up to 100,000 shares of Common Stock at $6.60 per share and 200,000 warrants at $.15 per Warrant. Each Warrant entitles the holder to purchase one share at $4.00 per share.

Other Outstanding Common Stock Purchase Warrants

     The Company has issued 325,280 common stock purchase warrants each exercisable at $2.50 per share until December 1997, of which 257,280 have been exercised. The Company is required to register the 257,280 shares of Common Stock underlying the subject warrants by August 10, 1997.

Stock Transfer and Warrant Agent

     Corporate Stock Transfer, Inc., Denver, Colorado, is the stock transfer agent and IPO Warrant agent for the Company's securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company was organized in June 1993, and opened its San Antonio Cluckers restaurant in January 1994. The Company's operating results for 1994 and 1995, including its limited revenues and ongoing losses primarily reflect the operations of its one Cluckers restaurant located in San Antonio, Texas. During the fourth quarter of 1994, the Company established its corporate offices and began the initial development of its franchising program. During the third quarter of 1995 the Company began refinements to its Cluckers restaurant which evolved into the Harvest Rotisserie restaurant, and the Company completed development of the Harvest Rotisserie franchise program during this period. In February 1996 the Company elected to limit its activities to the development of Harvest Rotisserie restaurants, and opened its first Harvest Rotisserie restaurant in November 1996. In January and February 1997, the Company opened two additional Harvest Rotisserie Restaurants, and in January 1997, the Company converted its San Antonio Cluckers restaurant to a Harvest Rotisserie restaurant, at a cost of $25,000. To date, the Company has four restaurants in operation, but has not sold any franchises nor does it have any area development agreements currently in effect.

Results of Operations-Fiscal Year 1996 Compared to Fiscal Year 1995

     Revenues. Restaurant revenues for 1996 were $263,892, a 16.4% increase as compared to 1995. The increase in revenues was due to the opening of an additional restaurant in November 1996. On a comparative basis, same store revenues decreased $32,820 or 14.5% between 1996 and 1995. The decrease in same store sales was due in part to a further reduction in the restaurant operating hours which was implemented during the second quarter of 1996. The restaurant is currently open five days each week from 11 a.m. to 2 p.m. and is also being used as a training facility. Restaurant revenues in 1996 were approximately 34% of capacity for this restaurant and below the restaurant's operating costs. Management attributes the low sales volumes to the partial use of the restaurant as a training facility, reduced hours of operation and the lack of a drive-through window at the restaurant, which is located in a shopping center. Management anticipates that the sales volume for this restaurant may improve marginally in future periods after conversion to a Harvest Rotisserie and due to enhanced name recognition as the Company opens additional Restaurants in the San Antonio area although there can be no such assurance. The Company expects that most new Restaurants will be free-standing with drive-through windows.

     During 1995 revenues included an area development fee for $50,000 with a then director of the Company. The area development agreement was subsequently modified extensively. See "Certain Transactions."

     Costs and Expenses. Cost of food and paper was 46.4% of restaurant revenues for 1996, as compared to 36.3% in 1995. The increase in food and paper costs resulted primarily from food usage for recipe development for the Company's expanded Harvest Rotisserie menu, and the opening of an additional restaurant in November 1996, which typically has higher costs during the initial periods after opening.

     Restaurant  salaries,   benefits,   occupancy  and  related  expenses,  and
operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was $257,806 or 97.7% of restaurant revenue for 1996 as compared to 277,646 or 122% for 1995. A substantial portion of these costs are fixed or indirectly variable and therefore were disproportionate to restaurant revenues for both periods.

     General and administrative expenses increased $693,593 or 122% in 1996 as compared to 1995. The increase resulted from the establishment of the Company's corporate offices in 1996 and expenses associated with the Company's financing, franchising, and expansion activities. In 1996, these expenses included salaries, benefits and contract services (25%), professional fees and offering expenses (37%), travel related expenses (10%), advertising and promotion (11%) and other general and administrative expenses (17%).

     Preopening expenses increased by $71,711 for 1996 as compared to the same period in 1995. A substantial portion of the increase relates to initial costs associated with the development of a new Harvest Rotisserie restaurant which opened in November 1996.

     Interest and Debt Discount Expense. Interest and debt discount expense increased to $454,818 for 1996 as compared to $140,497 for 1995. The significant increase relates to the issuance of $1,684,000 face amount of 10% Bridge Notes from December 1994 to March 1996. The total amount of amortized debt discount in 1996 was $367,153. The Bridge Notes were repaid in full in July 1996 from proceeds of the Company's IPO.

     Net Loss. The Company incurred a net loss of $2,011,254 for 1996 as compared to $924,483 for 1995. The increase in net loss for 1996 was primarily the result of significantly higher interest, debt discount expenses and general and administrative expenses. The Company expects to incur significant losses in future periods until it generates sufficient revenues from expanded restaurant operations or from franchising activities to offset ongoing operating and expansion costs.

Results of Operations-Fiscal Year 1995 Compared to Fiscal Year 1994

     Revenues. Revenues for 1995, were comprised of $226,678 from restaurant operations and $50,000 for an area development fee from a stockholder of the Company. Revenues from restaurant operations were derived entirely from the San Antonio Cluckers restaurant which opened in January 1994. Restaurant revenues for 1995 decreased 7.1% as compared to 1994, which only included eleven months of restaurant operations. Annualized restaurant sales volumes for 1995 were 14.8% below 1994 levels, and were approximately 30% of capacity for the restaurant and below the restaurant's operating costs for both periods. The decrease in revenues is due in part to a reduction in the restaurant operating hours which was implemented during the third quarter of 1995. The restaurant is currently open five days each week from 11 a.m. to 2 p.m. and is also being used as a training facility. Management attributes the low sales volumes to the partial use of the restaurant as a training facility and the lack of a drive-through window at the restaurant, which is located in a shopping center. The Company expects that most new Restaurants will be in free-standing facilities with drive-through windows.

     Costs and Expenses. Cost of food and paper improved to 36.3% of restaurant revenues for the year ended December 31, 1995, as compared to 43.3% for 1994. The improvement in gross margins resulted primarily from efficiencies in food preparation as the restaurant matured following the initial opening in January 1994.

     Restaurant  salaries,   benefits,   occupancy  and  related  expenses,  and
operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities and other occupancy costs. The combined total of these expenses was $277,646, or 122% of restaurant revenues and $320,935, or 132% of restaurant revenues for 1995 and 1994, respectively. A substantial portion of these costs are fixed or indirectly variable and therefore were disproportionate to restaurant revenues for both periods. The decrease in these expenses as a percentage of restaurant revenues was due to improved cost controls implemented during the fourth quarter of 1994.

     General and administrative expenses increased $369,964, or 187% in 1995 as compared to 1994 primarily due to the establishment of the Company's corporate offices and expenses associated with the Company's financing, franchising and expansion activities. In 1995, these expenses included salaries, benefits and contract services (29%), professional fees and public offering expenses (39%), travel related expenses (15%), advertising and promotion (6%), and other general and administrative expenses (11%).

     Preopening expenses of $59,363 in 1995 consisted primarily of lease costs for maintaining a restaurant site for future development in Houston, Texas. Preopening expenses of $25,783 in 1994 consisted of certain expenses incurred in connection with the opening of the San Antonio restaurant.

     Interest and debt discount expense of $140,497 for 1995, relates to the issuance of $1,074,500 face amount of 10% Bridge Notes, from December 1994 to November 1995, and included $87,659 of amortized debt discount. Interest expense of $29,063 in 1994 relates to a note payable with an affiliate.

     Net Loss. The Company incurred a net loss of $924,483 for 1995 as compared to $494,024 for 1994. The increase in net loss in 1995 was primarily the result of significantly higher general and administrative expenses and interest expense, which offset an area development fee and slightly improved restaurant operating results.

Liquidity and Capital Resources

     The Company has incurred losses from operations since inception and as of December 29, 1996, has an accumulated deficit of $3,576,796. The Company is not currently generating sufficient revenues from operations to meet its cash requirements. Management anticipates that the Company must increase revenues from existing Restaurants, open at least four additional restaurants and realize revenues from its franchise program to generate a positive cash flow from operations, although there can be no such assurance. The Company estimates it will require up to six months to realize increases in revenues from operations. The ability of the Company to fund costs associated with its operations and expansion plans is dependent upon the successful development of its Restaurants, its franchising activities, and its ability to obtain additional capital through future debt or equity placements.

     The Company requires capital principally for the expansion of its Restaurant operations, for general and administrative expenses and to fund costs associated with the promotion of its franchise program. During 1996, the Company invested $1,059,654 in property and equipment, of which approximately $985,000 was for the development of two restaurants (which opened in November 1996 and February 1997). To date, the Company has funded its operations and capital needs with funds provided from the sale of its securities, including its IPO which raised net proceeds of approximately $4,700,000. The Company does not have a working capital line of credit with any financial institution. Future sources of Liquidity will be limited to the Company's ability to obtain additional debt or equity funding which will be difficult to obtain until and unless the Company begins to generate earnings. Management's plan is to move the Company toward profitable operations in fiscal 1997, and to seek additional capital to fund further expansion of its operations.

     Between December 1994 and March 1996, the Company issued a total of $1,684,500 of 10% unsecured Bridge Notes. Proceeds from the Bridge Notes were used for working capital purposes, development of the Company's initial franchising program and to pay certain costs associated with the Company's IPO. The Bridge Notes were repaid on July 15, 1996 using a portion of the proceeds from the IPO.

     Internal sources of capital are limited to the Company achieving profitable operations in future periods or raising additional capital from investors. The Company anticipates that its existing capital resources will enable it to maintain its current operations for at least 12 months; however, full implementation of its expansion plans is dependent upon the completion of the Preferred Offering. If the Company does not complete the Preferred Offering, its expansion plans will be curtailed.

ITEM 7.  FINANCIAL STATEMENTS

         The financial information required by this item is found beginning on page F-1.

CluckCorp International, Inc.
Contents
December 29, 1996


Audited Financial Statements                        Page

Report of Independent Certified Public Accountants   F-1
Balance Sheets ...................................   F-2
Statements of Operations .........................   F-3
Statements of Stockholders' Equity ...............   F-4
Statements of Cash Flows .........................   F-5
Notes to Financial Statements ....................   F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
CluckCorp International, Inc.
San Antonio, Texas

We have audited the accompanying balance sheets of CluckCorp International, Inc. as of December 29,1996 and December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CluckCorp International, Inc. as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with generally accepted accounting principles.


/S/ Akin, Doherty, Klein & Feuge, P.C.
--------------------------------------
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
February 6, 1997

CluckCorp International, Inc.
Balance Sheets

                                                        December 29,   December 31,
                                                           1996           1995
                                                        -----------    -----------
ASSETS
Current Assets
    Cash ............................................   $ 1,271,443    $   126,447
    Cash, restricted ................................       220,000           --
    Inventories .....................................         8,658          5,044
    Deferred financing costs ........................          --          144,074
    Other current assets ............................        10,590           --
    Note receivable from stockholder ................          --           40,000
                                                        -----------    -----------
         Total Current Assets .......................     1,510,691        315,565

Property and Equipment, net .........................     1,156,362        150,868

Other Assets
    Intangible property rights, net of accumulated
      amortization of $139,825 and $99,875 ..........       259,675        299,625
    Deposits ........................................        83,257         25,007
    Other assets ....................................       127,727         34,780
                                                        -----------    -----------
                                                            470,659        359,412
                                                        -----------    -----------

                                                        $ 3,137,712    $   825,845
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Bridge notes payable, net of unamortized discount
      of $ -0- and $133,523 .........................   $      --      $   940,977
    Accounts payable, trade .........................       134,204        161,642
    Accrued liabilities .............................       220,406         89,043
    Note payable to bank ............................       200,000           --
                                                        -----------    -----------
         Total Current Liabilities ..................       554,610      1,191,662

Commitments and contingencies

Common stock subject to rescission, 0 shares
 in 1996 and 57,750 shares in 1995 ..................          --          195,818

Stockholders' Equity
    Preferred stock
    Common stock - $.01 par value; 10,000,000 shares
         authorized, 2,112,750 shares issued and
         outstanding in 1996 and 990,000 in 1995 ....        21,128          9,900
    Additional paid - in capital ....................     6,138,770        994,007
    Accumulated deficit .............................    (3,576,796)    (1,565,542)
                                                        -----------    -----------
         Total Stockholders' Equity (Deficit) .......     2,583,102       (561,635)
                                                        -----------    -----------

                                                        $ 3,137,712    $   825,845
                                                        ===========    ===========

See notes to financial statements.

CluckCorp International, Inc.
Statements of Operations

                                               Fiscal Years Ended
                                          December 29,   December 31,
                                             1996           1995
                                          -----------    ------------
Revenues
    Restaurant operations .............   $   263,892    $   226,678
    Area development fee, stockholder .        50,000
                                          -----------    -----------
                                              263,892        276,678

Costs and Expenses
    Cost of food and paper ............       122,530         82,171
    Restaurant salaries and benefits ..       125,954        127,400
    Occupancy and related expenses ....        58,191         63,605
    Operating expenses ................        73,661         86,641
    Preopening expenses ...............       131,074         59,363
    General and administrative expenses     1,261,198        567,605
    Depreciation and amortization .....       104,467         73,879
                                          -----------    -----------
         Total costs and expenses .....     1,877,075      1,060,664
                                          -----------    -----------

Loss from operations ..................    (1,613,183)      (783,986)

Other income (expense)
    Interest income ...................        56,747
    Interest expense and debt discount       (454,818)      (140,497)
                                          -----------    -----------
                                             (398,071)      (140,497)

Net Loss ..............................   $(2,011,254)   $  (924,483)
                                          ===========    ===========

Net loss per common share .............   $     (1.29)   $      (.75)
                                          ===========    ===========
Weighted average number of common
  and common equivalent shares
  outstanding .........................     1,553,824      1,224,531
                                          ===========    ===========

See notes to financial statements.

CluckCorp International, Inc.
Statements of Stockholders' Equity

                                                                                                 Total
                                         Common Stock             Additional                 Stockholders'
                                  ---------------------------      Paid-In      Accumulated     Equity
                                    Shares           Amount        Capital        Deficit      (Deficit)
                                  -----------     -----------    -----------    -----------   -----------
Balance at January 1, 1995 ....       990,000     $     9,900    $   994,007   $  (641,059)   $   362,848

Net loss for the year .........          --              --             --        (924,483)      (924,483)
                                  -----------     -----------    -----------    -----------   -----------

Balance at December 31, 1995 ..       990,000           9,900        994,007    (1,565,542)      (561,635)

Issuance of common stock in
   initial public offering ....     1,000,000          10,000      4,730,290          --        4,740,290
Other issuances of common stock        65,000             650        219,233          --          219,883
Common stock no longer subject
    to rescission .............        57,750             578        195,240          --          195,818
Net loss for the year .........                                                  (2,011,254)   (2,011,254)
                                  -----------     -----------    -----------    -----------   -----------

Balance at December 29, 1996 ..     2,112,750     $    21,128    $ 6,138,770    $(3,576,796)  $ 2,583,102
                                  ===========     ===========    ===========    ===========   ===========

See notes to financial statements.

CluckCorp International, Inc.
Statements of Cash Flows
Operating Activities

                                                                        Fiscal Years Ended
                                                                   December 29,   December 31,
                                                                      1996           1995
                                                                   -----------    -----------
Operating Activities
    Net loss for the year ......................................   $(2,011,254)   $  (924,483)
    Adjustments to reconcile net loss
      to net cash used in operations:
         Depreciation and amortization .........................        94,109         73,879
         Amortization of bridge note discount ..................       367,154         87,659
         Loss on forfeited deposits ............................          --           17,338
         Changes in operating assets and liabilities:
             Cash, restricted ..................................       (20,000)          --
             Inventories .......................................        (3,614)        (2,046)
             Deferred financing costs ..........................       144,074       (142,429)
             Other current assets ..............................       (10,590)       (40,000)
             Accounts payable and accrued expenses .............       103,925        133,037
                                                                   -----------    -----------
Net cash (used) by operating activities ........................    (1,336,196)      (797,045)

Investing Activities
    Purchases of property and equipment ........................    (1,059,654)        (5,071)
    Increase in deposits and other assets ......................      (151,197)       (57,395)
                                                                   -----------    -----------
Net cash (used) by financing activities ........................    (1,210,851)       (62,466)

Financing Activities
    Net proceeds from sale of common stock and warrants ........     4,960,173           --
    Net proceeds from sale of common stock subject to rescission          --          195,818
    Proceeds from issuance of bridge notes payable .............       376,370        764,318
    Proceeds from bank borrowings ..............................       200,000           --
    Restricted cash for note payable ...........................      (200,000)          --
    Repayments of stockholder advances .........................        40,000        (16,889)
    Repayments of bridge notes payable .........................    (1,684,500)          --
                                                                   -----------    -----------
Net cash provided by financing activities ......................     3,692,043        943,247
                                                                   -----------    -----------

Net increase in cash ...........................................     1,144,996         83,736

Cash at beginning of year ......................................       126,447         42,711
                                                                   -----------    -----------


Cash at End of Year ............................................   $ 1,271,443    $   126,447
                                                                   ===========    ===========

See notes to financial statements.

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: CluckCorp International, Inc. ("CluckCorp" or the "Company") was organized in the State of Texas on June 18, 1993, and is an operator and developer of a quick service restaurant concept. The Company currently operates three restaurants in San Antonio and one restaurant in Corpus Christi, Texas. The restaurants provide high quality, quick service food featuring marinated oak-roasted rotisserie chicken with a variety of homemade side dishes.

The Company incorporated two wholly-owned subsidiaries during 1995, Cluckers Restaurants, Inc. and Harvest Restaurants, Inc., to act as franchisors for the Company's restaurants. Neither subsidiary conducted operations during 1996.

Fiscal Year: In 1996, the Company adopted a 52/53 - week fiscal year ending on the last Sunday in December. The fiscal year is divided into thirteen four-week periods. The first quarter consists of four periods and each of the remaining three quarters consist of three periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks respectively, into the fiscal year.

Cash and Cash Equivalents: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 29, 1996, the Company had deposits of $218,795 in a financial institution which exceeded the FDIC insured amount.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of restaurant food and paper.

Property and Equipment: Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally seven years for furniture, fixtures and equipment and 15 to 20 years for leasehold improvements), or applicable lease terms, if less. Maintenance and repairs are charged to expense as incurred, while improvements which increase the value of the property and extend the useful lives are capitalized.

Intangible Property Rights: The Company obtained under an agreement with Cluckers Wood Roasted Chicken, Inc. (CWRC), an unaffiliated Florida corporation, an exclusive license to use all of CWRC's intangible property rights in the State of Texas. Intangible property rights acquired from CWRC are stated at original acquired cost and amortized over a ten year period. The Company periodically assesses the valuation of the rights in light of projected operating results and economic conditions and impairments are recognized when the expected future undiscounted operating cash flows derived from such rights are less than their carrying value. No impairments have been recognized to date. Amortization expense of $39,950 is included in the accompanying statements of operations for each of the last two fiscal years.

Deferred Offering and Financing Costs: Deferred offering costs are netted against the equity offering to which they apply when the proceeds are received. Deferred financing costs are amortized over the life of the respective notes payable.

Revenue Recognition: Revenue from restaurant and product sales are recognized in the period in which food and beverage products are sold. Revenue from nonrefundable area development fees is recognized when all material services or conditions relating to the area development sale have been substantially performed or satisfied by the Company.

Preopening Costs: Preopening costs, which consist primarily of salaries and other direct expenses relating to the set up, initial stocking, training, and general management activities incurred prior to the opening of new stores, are charged to expense as incurred.

Advertising Costs: Advertising costs of $133,366 and $35,820 during the fiscal years ended December 29, 1996 and December 31, 1995, respectively, were charged to expense as incurred.

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes: In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided against net deferred tax assets when realization during the next fiscal year is uncertain.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - NOTES PAYABLE

At December 29, 1996, the Company had outstanding a $200,000 note payable to a financial institution. The note, which is collateralized by a $200,000 certificate of deposit, bears interest at the rate of 6.50% and is payable in monthly installments of interest only. The principal and accrued interest is due at the maturity date of November 3, 1997.

At December 31, 1995, the Company had bridge notes payable outstanding of $940,977, net of unamortized discount of $133,523. The notes were issued to individuals in four separate private offerings from May, 1995 through March, 1996, and were paid off in full with the proceeds from the Company's initial public offering completed in July 1996. During the fiscal years ended in 1996 and 1995, $367,153 and $87,659 of discount applicable to the bridge notes was amortized to interest expense.

The Company's weighted-average interest rate on it short-term borrowings, before amortization of debt discount, was 9. 8% in 1996 and 10.5% in 1995. After considering amortization of debt discount, the weighted-average interest rate was 50.6% in 1996 and 28.1% in 1995.


NOTE C - SUPPLEMENTAL FINANCIAL STATEMENT DATA

Property and equipment consists of the following:


                                    December 29,   December 31,
                                        1996          1995
                                    -----------    -----------
Land ............................   $   160,000    $      --
Buildings .......................       240,400           --
Furniture, fixtures and equipment       365,719         78,150
Leasehold improvements ..........       487,515        115,830
                                    -----------    -----------
                                      1,253,634        193,980
Less accumulated depreciation ...       (97,272)       (43,112)
                                    -----------    -----------

    Property and equipment, net .   $ 1,156,362    $   150,868
                                    ===========    ===========

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995



NOTE C - SUPPLEMENTAL FINANCIAL STATEMENT DATA - Continued

Accrued liabilities consists of the following at:

                                         December 29,     December 31,
                                            1996             1995
                                          --------         --------
Accrued payroll and related liabilities   $ 21,416         $  6,874
Accrued interest payable ..............       --             51,758
Accrued reporting costs ...............     94,900             --
Accrued property lease payments .......    100,000           29,500
Other accrued liabilities .............      4,090              911
                                          --------         --------

                                          $220,406         $ 89,043
                                          ========         ========


NOTE D - OPERATING LEASES

The Company currently conducts all its operations and maintains its administrative offices in leased facilities. The Company also has entered into lease agreements for facilities in San Antonio, Texas which the Company intends to develop as restaurants in the future. Lease terms generally are ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and require payment of common area maintenance charges or taxes, insurance and other expenses. The Company also leases certain equipment under non-cancelable operating leases having terms expiring at various dates through 2001. Rental expense under operating lease agreements, including common area maintenance charges, was $156,393 and $120,262 for the periods ended December 29, 1996 and December 31, 1995, respectively.

Future minimum lease payments which are required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                    Years Ended December:           Amount
                    ---------------------           ------

                         1997                   $    297,710
                         1998                        283,285
                         1999                        258,331
                         2000                        257,121
                         2001                        256,435
                         Thereafter                1,592,780
                                                ------------

              Total future minimum payments     $  2,945,662
                                                ============

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995



NOTE E - FEDERAL INCOME TAXES

Deferred income taxes resulted from the following temporary differences and loss carryforwards at:


                                            December 29,   December 31,
                                                1996          1995
                                            -----------    -----------

Deferred tax asset - loss carryforwards .   $ 3,400,000    $ 1,565,542
                                            ===========    ===========


Net deferred tax asset at expected rates    $ 1,156,000    $   532,284
Less valuation allowance ................    (1,156,000)      (532,284)
                                            -----------    -----------

               Deferred tax asset allowed   $      --      $      --
                                            ===========    ===========

The Company has not recorded any income tax expense (benefit) since its inception. The Company's tax operating loss carryforwards are available for utilization against taxable income and expire in various amounts from 2008 through 2011.


NOTE F - STOCKHOLDERS' EQUITY

Initial Public Offering: In July 1996, the Company sold 1,000,000 shares of common stock and 2,300,000 warrants to purchase common stock in an initial public offering of its securities. The Company realized net proceeds of $4,740,290 from the offering based upon the sale of the common stock at $5.50 per share and the warrants at $.125 per warrant.

Reverse Common Stock Split: On July 17, 1995, the Board of Directors authorized a five-for-two reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock split on a retroactive basis.

Preferred Stock: The Company has authorized 5,000,000 shares of $1 par value preferred stock, none of which is issued or outstanding. Dividend rates, conversion rights, redemption and voting rights and liquidation rates have not been set by the Board of Directors. See Note K.

Common Stock Subject to Rescission: At December 31, 1995, the Company had classified 118,750 shares of common stock issued between August 1995 and March 1996 in connection with the sale of $1,197,500 of bridge notes as temporary equity due to the uncertainty as to whether the private placement exemption could be claimed since these securities were sold after the filing of the Registration Statement. Without the exemption, the transactions could be considered integrated with the offering, subjecting the Company to potential liability for sales of unregistered securities. All bridge note holders were repaid their investment upon the closing of the initial public offering in July 1996. However, the possibility exists the Company could be liable for a claim by the bridge lenders in connection with the issuance of the 118,750 shares of common stock to them at a rate of $3.83 per share (or an aggregate of $454,812), which is the per share value, before offering costs, attributed to the common stock. Management considers the likelihood of a claim being filed to be remote and has reclassified these shares as equity at December 29, 1996.

Stock Option Plan: In July 1994, the Company adopted a stock option plan which provides for the granting of either incentive stock options or non-qualified stock options. Options can be issued to officers, employees, directors and outside consultants; however, incentive stock options are issuable only to eligible officers and employees. The Company has reserved a total of 250,000 shares of common stock for the plan.

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995



NOTE F - STOCKHOLDERS' EQUITY - Continued

The Company applies APB Opinion 25 and related interpretations in accounting for this plan. The Company considers the options granted to be for future services and accordingly, no compensation cost would have been recognized in 1996 or 1995 had the Company applied the provisions of SFAS Number 123.

A summary of the status of the Company's stock option plan as of December 29, 1996 and December 31, 1995, and changes during the fiscal years ending on those dates is presented below:

                                                            1996                                   1995
                                                 ------------------------------       ----------------------------
                                                               Weighted-Average                   Weighted-Average
                                                  Shares        Exercise Price        Shares       Exercise Price
                                                  ------        --------------        ------       --------------

Outstanding options at beginning of year           80,000           $ 2.50               --            $  --
   Granted                                        206,000             5.94             80,000            2.50
   Exercised                                         --                --                --               --
   Forfeited                                      (80,000)            2.50               --               --
                                                 --------                             -------

Outstanding options at end of year                206,000             5.94             80,000            2.50
                                                 ========                             =======

Options exercisable at year end                      --                                16,000
                                                 ========                             =======

Weighted-average fair value of
 options granted during the year                                     $ 1.62                               --


The following table summarizes information about the options outstanding at December 29, 1996:

                                  Options Outstanding                             Options Exercisable
                 ------------------------------------------------------     ----------------------------
                    Number         Weighted-Average                            Number
                 Outstanding          Remaining        Weighted-Average     Exercisable  Weighted-Average
Exercise Price   at 12/29/96      Contractual Life       Exercise Price     at 12/29/96   Exercise Price
--------------   -----------      ----------------       --------------     -----------   --------------

   $ 3.85            6,000             4.6 years             $ 3.85                -            $ 3.85
     6.00          200,000             4.8 years               6.00                -              6.00
                  --------                                                ------------

                   206,000             4.8 years               5.94                -              5.92
                  ========                                                ============

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995



NOTE F - STOCKHOLDERS' EQUITY - Continued

Warrants: The following is a summary of warrant activity, after giving effect to the July 17, 1995 reverse stock split:

                                                        Warrants/        Exercise
Issue Date                  Purpose                     Options            Price                Expiration
----------                  -------                     -------            -----                ----------

April 1994          Private sale of common stock         100,000          $ 2.50              December 31, 1997
August 1994         Private sale of common stock          30,480            2.50              December 31, 1997
December 1994       Bridge notes                          35,600            2.50              December 31, 1997
May 1995            Bridge notes                         159,200            2.50              December 31, 1997
July 1996           Initial public offering            2,300,000            4.00              July 9, 2001
July 1996           Initial public offering              100,000            6.60              July 9, 2001
July 1996           Initial public offering              200,000            4.15              July 9, 2001
                                                      ----------

    Outstanding at December 29, 1996                   2,925,280
                                                       =========


NOTE G - RELATED PARTY TRANSACTIONS

In March 1995, the Company entered into an area development agreement with a stockholder of the Company for the exclusive license to develop up to ten restaurants in Singapore over a 20-year period. The fee under the area development agreement was $50,000, of which the Company had received $20,000. A non-interest bearing unsecured promissory note initially due March 30, 1996 was extended to September 30, 1996. In December 1996, the area development agreement was modified to reduce the number of restaurants that can be developed from ten to two and reduce the fee from $50,000 to $10,000. The stockholder was refunded $10,000 and the balance of the note was charged to expense.

On August 10, 1995, the Company entered into a five year employment agreement with its Chairman and Chief Executive Officer. Annual compensation is fixed at the larger of $75,000 or 20% of all franchise and area development fees paid to the Company, together with 5% of all royalty fees received by the Company under any franchise agreements and area development agreements executed during the Chairman's employment. In September 1996, the employment agreement was amended to increase his salary from $75,000 to $90,000 per year.

During 1996, the Company paid its Chairman and Chief Executive Officer $29,800 for certain fixed assets used in the operations of the Company.

The Company has a $20,000 certificate of deposit which collateralizes a personal loan for an officer of the Company.


NOTE H - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $139,423 during the fiscal year ended December 29, 1996. No interest was paid during the fiscal year ended December 31, 1995, and no federal or state taxes were paid during fiscal years ended December 31, 1996 and 1995.

CluckCorp International, Inc.
Notes to Financial Statements
December 29, 1996 and December 31, 1995



NOTE I - LOSS PER SHARE

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options and warrants. In 1996, the inclusion of additional shares assuming the exercise of the stock options and warrants would have been antidilutive.

Loss per common share is calculated as follows:
                                                             Fiscal
                                                           Year Ended
                                                   December 29,   December 31,
                                                      1996            1995
                                                   -----------    ------------


Net loss .......................................   $(2,011,254)   $  (924,483)
                                                   ===========    ============

Weighted average number of shares outstanding ..     1,553,824      1,001,287

Common stock equivalents due to assumed exercise
  of  options and warrants .....................          --          223,244
                                                   -----------    ------------

                                                     1,553,824       1,224,531


Net loss per common share ......................   $     (1.29)   $       (.75)
                                                   ===========    ============


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

The only financial instruments of the Company at December 29, 1996, are cash and notes payable. The carrying amount of the financial instruments approximate fair value.


NOTE K - SUBSEQUENT EVENTS

In January 1997, warrants to purchase 253,280 shares of common stock were exercised, resulting in proceeds to the Company of $633,200.

In February, 1997, the Company filed a Registration Statement on Form SB-2 covering the sale of 500,000 shares of the Company's Convertible Redeemable Preferred Stock. The stock is being offered at $10 per share and is convertible at the option of the holder into common stock at any time after one year from the effecitve date of the offering, at a to be determined conversion price. There is no assurance that the Registration Statement will be declared effective by the Securities and Exchange Commission, or that the Company will be successful in selling the Preferred Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                                                                   Officer or
       Name                                Age                      Office                         Director Since
       ----                                ---                      ------                         --------------
William J. Gallagher(1)(2)                 57                 Chairman of the Board of              June 1993
                                                              Directors and Chief
                                                              Executive Officer

Larry F. Harris                            38                 President, Chief Operating            October 1996
                                                              Officer and Director

Sam Bell Steves Rosser                     33                 Vice President - Development,         June 1993
                                                              Treasurer and Director

Michael M. Hogan(1)(2)                     48                 Director                              August 1996

Theodore M. Heesch(1)(2)                   60                 Director                              August 1996

Joseph Fazzone                             36                 Chief Financial Officer               January 1997

(1)  Member of the Compensation Committee. (2) Member of the Audit Committee.

     On August 12, 1996, Jeffrey M. Morehouse resigned as a director and on November 25, 1996, Henry H. Salzarulo resigned as a director. On December 9, 1996, D.W. Gibbs resigned as Chief Executive Officer and a director. On December 9, 1996, William J. Gallagher, the Company's Chairman, assumed the duties of Chief Executive Officer and in the same date Larry F. Harris, the Company's Executive Vice President, was appointed President and a director.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other except Mr. Rosser who is Mr. Gallagher's son-in-law. Directors not employed by the Company receive $750 each for attending Board of Directors' meetings and are reimbursed for out-of-pocket expenses.

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     William J. Gallagher has been President of Jagbanc Capital Ltd., a merchant bank headquartered in San Antonio, Texas since September 1994. From February 1991 to September 1994, Mr. Gallagher was the founder and then Chairman and CEO of WaterMarc Food Management, Inc., which operated 32 Marcos Mexican Restaurants, Billy Blues Barbecue Grills, Longhorn Cafes and BBQ Pete's restaurants and sold Chris' Pitts and Billy Blues Bar-B-Q sauce. From February 1990 until September 1992, Mr. Gallagher was a Vice President at Kemper Securities. Prior to 1990, Mr. Gallagher founded or co-founded several companies including Sunny's National Stores (a 150-unit convenience store chain in Texas), American Drive-Inn (an 18-unit drive-in restaurant chain in Houston, Texas) and the Guadalupe Valley Winery in New Braunfels, Texas. Mr. Gallagher also served as a director of CWRC from June 1993 to November 1994. He is the Company's Chairman and Chief Executive Officer for which he devotes approximately 90% of his time to the Company's affairs.

     Larry F. Harris joined the Company in October 1996 as its Executive Vice President and Chief Operating Officer and was appointed its President in December 1996. From December 1994 to September 1996 he was Chief Operating Officer for a Monterey Pasta Company franchisee. From June 1994 to December 1994, he was director of operations for a Boston Market area developer and from 1984 to 1992, he was employed by Pizza Hut, Inc. in various capacities including National Director of Operations for Mexico.

     Sam Bell Steves Rosser joined the Company in June 1993, as its president and assumed the duties of Vice President Development in March 1995. He was employed by Olive Garden restaurants as a member of the store operating staff from March 1992 until May 1993. From October 1988 until December 1991, he was employed by Dwight L. Lieb, a real estate developer, as a commercial property manager and leasing agent.

     Michael M. Hogan received his BBA degree in accounting from the University of Texas at Austin in 1972 and has been engaged in the private practice of accounting since 1975. His practice emphasizes restaurant formation, operation and financing. From 1987 to 1989, he was a co-founder and Chief Financial Officer of the 18 unit American Drive-Inns restaurants in Houston, Texas and in 1990 was one of the founders of two Tejas Grill restaurants in Austin, Texas. Mr. Hogan has provided consulting services to the Company from time to time amounting to less than $5,000 for the year ended December 29, 1996.

     Theodore M. Heesch has been a registered architect specializing in restaurant and hotel design since 1967. From 1981 to 1987, he was employed by McFaddin Kendrick, Inc., an entertainment club developer, as Executive Vice President. In 1988, Mr. Heesch formed TMHI to offer consulting services to the hospitality industry, specializing in the design and development of food and beverage facilities. In June 1994, Mr. Heesch became Senior Vice President of Development for McFaddin Partners, a restaurant developer.

     Joseph Fazzone has provided accounting and financial consulting services in San Antonio, Texas as a sole practitioner since November 1994. From December 1991 to November 1994, he served as Chief Financial Officer of WaterMarc Food Management, Inc., a restaurant operator and franchisor founded by Mr. Gallagher. From 1990 to 1991, he served as Corporate Controller of TI-IN Network, Inc., a San Antonio based educational satellite broadcasting network. From 1989 to 1990, he served as Manager-Corporate Planning and Financial Analysis of Intelogic Trace, Inc., a nationwide computer service provider. From 1984 to 1989, Mr. Fazzone served as an Audit Manager with the San Antonio office of Ernst & Young. Mr. Fazzone devotes approximately 60% of his time to the Company's affairs. Mr. Fazzone is a certified public accountant, having received a B.B.A. degree in accounting from Southwest Texas State University and an M.B.A. degree from the University of Texas at San Antonio.

Significant Employees

     Manuel P. Ortiz has been the Company's Director of Operations since November 1996. He managed and co-owned Country Fair restaurant from 1990 to 1992, and was managing partner of a Boston Market restaurant from 1992 to 1994. From 1994 until he joined the Company in November 1996, he was the General Manager in Texas for Red Robin International.

     Richard N. Trimble has been the Company's Vice President of Operations since May 1995 and its Director of Franchise Operations since November 1996. Mr. Trimble joined Church's Fried Chicken ("Church's") in 1971, and was its District Manager for East Texas from 1973 to 1982 and its Director of Operations for St. Louis, Missouri from 1982 to 1986. From 1986 to 1989, Mr. Trimble was Regional Vice President of Church's for southeast U.S. operations, directing the operations of approximately 250 restaurants. From February 1989 to December 1993, he was a Church's franchisee in East Texas, operating two restaurants and from December 1993 until he joined the Company in May 1995, he was an independent restaurant consultant.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid to the Company's executive officer for the years ended December 29, 1996 and December 31, 1995 and 1994.

                           Summary Compensation Table

                                                    Annual                               Long-Term
                                                 Compensation                          Compensation
     Name and                                                          Other Annual       Awards         All Other
Principal Position                Year        Salary        Bonus      Compensation       Options      Compensation
------------------                ----        ------        -----      ------------       -------      ------------
Sam Bell Steves Rosser            1995        $49,500         $0            $0              $0              $0
    Vice President,
    Treasurer and                 1994         49,800          0             0               0               0
    Director

D.W. Gibbs                        1996         73,214          0             0               0               0
    Chief Executive               1995         30,750          0             0               0               0
    Officer, President
    and Director

William J. Gallagher              1996         79,209          0         3,640               0               0
    Chairman and                  1995         59,211          0             0               0               0
    Chief Executive
    Officer

     On March 17, 1995, the Company entered into an employment agreement through December 31, 1995 and monthly thereafter, with D.W. Gibbs, the Company's former Chief Executive Officer and a director, pursuant to which the Company agreed to pay Mr. Gibbs $3,000 per month through December 31, 1995, and $6,250 per month thereafter and issue to him options to purchase 80,000 shares of the Company's Common Stock at $2.50 per share exercisable until March 31, 2000. The stock options vest at the rate of options to purchase 16,000 shares per year commencing with the year ending March 31, 1996. Mr. Gibbs resigned on December 9, 1996 at which time he earned options to purchase a total of 16,000 shares. Mr. Gibbs advised the Company that he might seek legal counsel if the Company and he could not negotiate separation compensation. Mr. Gibbs did not have an employment agreement with the Company at the time of his resignation and accordingly, the Company did not negotiate separation compensation.

     In August 1995, the Company entered into a five-year employment agreement with William J. Gallagher, its Chairman, to act as its franchise sales director based upon a salary equal to the greater of $75,000 per year or 20% of all franchise and area development fees paid to the Company, together with 5% of all royalty fees received by the Company under any franchise agreements and area development agreements which were executed during the time of Mr. Gallagher's employment agreement. Mr. Gallagher was appointed Chief Executive Officer of the Company in December 1996 and continues to be responsible for franchise and area development sales. In September 1996, Mr. Gallagher's employment agreement was amended to increase his base salary from $75,000 to $90,000 per year.

     Larry F. Harris, the Company's President, is paid a base salary of $90,000 per year and is entitled to incentive bonuses aggregating up to an additional $90,000 computed under a formula based upon the number of Company operated Restaurants in operation and gross revenues in connection with the Restaurants.

Stock Option Plan

     In July 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to 250,000 shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company.

     The Plan is administered by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

     The per share exercise price of the Common Stock subject to an incentive stock option may not be less than the fair market value of the Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to these limitations.

     No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

     Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares. Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available once again for issuance.

     As of the date of this Report, options to purchase 237,000 shares have been granted under the Plan, of which 215,000 options have been issued to the Company's executive officers and directors, as follows. None of such options have vested or have been exercised.

                                           Number of                 Exercise
          Name                          Options Granted                Price                   Expiration Date
          ----                          ---------------                -----                   ---------------
William J. Gallagher                         100,000                    $6.00                      September 2001
Larry F. Harris                               40,000                     6.00                      September 2001
Theodore M. Heesch                            25,000                     6.00                      September 2001
Michael M. Hogan                              25,000                     6.00                      September 2001
Joseph Fazzone                                25,000                     6.00                        January 2002
                                             -------
Totals                                       215,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 29, 1996 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group. There are no shares of Preferred Stock outstanding.

     Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 1250 N.E. Loop 410, Suite 335, San Antonio, Texas 78209. The table also reflects all shares of Common Stock which each individual has the right to acquire within 60 days from the date hereof upon exercise of stock options or common stock purchase warrants.

                                                       Number of
                                                       Shares of
                                                         Common
                                                      Stock Owned    Percent of
                                                       of Record    Common Stock
       Name                                        and Beneficially    Owned
       ----                                        ----------------    -----

William J. Gallagher(1)(2) .......................     146,667           6.6%
Larry F. Harris(3) ...............................        -0-        --
Sam Bell Steves Rosser(1) ........................      66,666           3.2%
Michael M. Hogan(4) ..............................     265,000          12.4%
Theodore M. Heesch(5) ............................      25,000           1.2%
JEB Investment Company(6) ........................     240,000          11.4%
All officers and directors .......................     478,333          22.2%
as a group (6 persons)(2)(3)(4)(5)(6)


(1) Messrs. Gallagher and Rosser may be deemed to be "promoters" and "founders" of the Company as those terms are defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
(2) Includes stock options to purchase up to 100,000 shares of Common Stock at $6.00 per share which vest in July 1997.
(3) Mr. Harris has been granted options to purchase 40,000 shares at $6.00 per share, which vest in August 1997.
(4) Represents 240,000 shares owned by JEB Investment Company of which Mr. Hogan is the President and a principal stockholder, and stock options to purchase up to 25,000 shares of Common Stock at $6.00 per share.
(5) Represents stock options to purchase up to 25,000 shares of Common Stock at $6.00 per share which vest in July 1997.
(6) Michael M. Hogan, a director of the Company, is the President and a principal (and the controlling) stockholder of JEB Investment Company. The JEB Investment Company shares are currently the subject of a foreclosure action by WaterMarc Food Management, Inc. See "Item 12."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William J. Gallagher, the Company's Chairman and Chief Executive Officer, along with certain other stockholders and directors of the Company, are or were stockholders, officers and/or directors of WaterMarc Food Management, Inc. ("WaterMarc") during the time the transactions described in the next following paragraph occurred. Mr. Gallagher continues to be a stockholder of WaterMarc, although not a principal stockholder. The Company believes that the transactions described below were fair, reasonable and consistent with the terms of transactions which the Company could have entered into with nonaffiliated third parties. All future transactions with affiliates will be approved by a majority of the Company's disinterested directors.

     In June 1993, WaterMarc assigned to the Company all of the development rights it had obtained for Cluckers restaurants at an original cost to WaterMarc of 47,000 shares of its common stock. On June 18, 1993, these shares were tendered by WaterMarc to Cluckers Wood Roasted Chicken, Inc., ("CWRC") the Cluckers franchisor, and valued at $8.50 per WaterMarc share, or a total of $399,500. The development rights consisted of Cluckers franchise rights in Houston, Galveston, Dallas and San Antonio, Texas, and area development rights in Mexico and Central America. In consideration of this assignment, the Company issued to WaterMarc a convertible promissory note ("Note") due June 30, 1998 in the amount of $800,000 payable at the option of the Company in whole, or in part, in cash or Common Stock of the Company. The Note bore interest at 8% per annum, and was secured by all the assets of the Company and the stockholdings of Messrs. Gallagher, Coleman and Rosser. The substantial increase in the Note above the $399,500 of consideration paid by WaterMarc for the area development rights was attributable to the rights to the Mexico and Central America markets, which WaterMarc and the Company believed to have more value and market development potential than had been assigned by CWRC. During 1994, the Company repaid $315,000 of the Note and the Company and WaterMarc agreed to convert the remaining portion of the Note and other advances to the Company from WaterMarc totalling approximately $42,000, and $63,430 of accrued interest, into 240,000 shares of the Company's Common Stock, (valued at $2.50 per share by the Company's Board of Directors), which shares were subsequently sold by WaterMarc to JEB Investment Company ("JEB") for $1,800,000 payable by JEB in the form of a promissory note secured by the 240,000 shares, bearing interest at 9% per annum and payable June 30, 1996. In September 1996, WaterMarc reduced the principal amount of the promissory note due to it from JEB to $600,000. In December 1996, WaterMarc commenced foreclosure proceedings upon the 240,000 shares held by JEB and has advised the Company it intends to sell the shares immediately upon obtaining title to them. Michael M. Hogan, a director of the Company, is the President and a principal (and the controlling) stockholder of JEB.

     In June 1993, the Company issued 200,000 shares of its Common Stock to Messrs. Gallagher, Coleman and Rosser, officers and directors of the Company, for services rendered valued at $5,000, or $.025 per share which was the par value of the Common Stock at the time of issuance. During the same month, the Company issued 100,000 shares of its Common Stock to two investors for services rendered valued at $12,500 or $.125 per share, an increase of $.10 per share which was acceptable to the two investors because they were not founders of the Company and provided services rather than cash.

     In August 1993, the Company sold 240,000 shares of its Common Stock to a seven member investor group which included Bruce T. McGill, Henry H. Salzarulo, and Jeffrey M. Morehouse, then directors of the Company, for $300,000 or $1.25 per share in order to finance the development of the Company's first Cluckers restaurant in San Antonio, Texas.

     In April 1994, the Company sold 100,000 units of its securities at $2.50 per unit to a seven member investor group which included Henry H. Salzarulo and Jeffrey M. Morehouse, then directors of the Company. Each unit consisted of one share of Common Stock and a warrant to purchase an additional share at $2.50 per share at any time until April 1996. In March 1996, the expiration date of the warrant was extended to December 1997.

     In August 1994, the Company sold 110,000 shares of its Common Stock at $2.50 per share to an investor group none of whom were officers, directors or principal stockholders of the Company.

     The sales of Common Stock described in the three prior paragraphs reflect an increase in price from $1.25 to $2.50 per share and were the result of negotiations between the Company and the named investors. The Company believes it was able to realize a higher price per share in later transactions because the Company's business had matured and the perceived risk associated with the business had lessened.

     In March 1995, the Company entered into an employment agreement with D.W. Gibbs, its then Chief Executive Officer and a director and in August 1995, the Company entered into an employment agreement with Mr. Gallagher, the Chairman and Chief Executive Officer of the Company which was subsequently amended in September 1996. See "Management-Executive Compensation."

     In March 1995, the Company executed an agreement with Bruce T. McGill, then a director of the Company, to develop up to ten Cluckers restaurants in Singapore over a 20-year period. Mr. McGill agreed to pay a $50,000 license fee (including $20,000 in cash and a promissory note for $30,000), a 5% royalty and a 4% advertising fee on gross revenues generated from the Cluckers restaurants. The license was converted to apply to Harvest Rotisserie restaurants in March 1996. In October 1996, the Company refunded $10,000 of the deposit, cancelled the $30,000 promissory note and reduced the number of Restaurants under the agreement from ten Restaurants to two Restaurants. Under the agreement, Mr. McGill also has a right of first refusal until March 30, 1997, to match the terms of any license the Company agrees to sell to develop Harvest Rotisserie restaurants in Malaysia.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

Exhibit No.                               Title

      2.01          Articles of Incorporation of the Registrant, as amended(1)

      2.02          Bylaws of the Registrant(1)

      2.03          Articles of Incorporation of Harvest Restaurants, Inc.(1)

      2.04          Bylaws of Harvest Restaurants, Inc.(1)

      2.05          Articles of Incorporation of Cluckers Restaurants, Inc.(1)

      2.06          Bylaws of Cluckers Restaurants, Inc.(1)

     10.01          Incentive Stock Option Plan(1)

     10.02          Settlement  Agreement  with Cluckers  Wood Roasted  Chicken,
                    Inc.(1)

     10.12          Uniform Franchise Offering Circular (Cluckers)(1)

     10.13          Form of Franchise Agreement (Cluckers)(1)

     10.14          Form of Area Development Agreement (Cluckers)(1)

     10.15          Employment Agreement with Mr. Gallagher(1)

     10.16          Employment Agreement with Mr. Gibbs(1)

     10.17          Area Development Agreement with Mr. McGill(1)

     10.20          Uniform Franchise Offering Circular (Harvest Rotisserie)(1)

     10.21          Form of Area Development Agreement (Harvest Rotisserie)(1)

     10.22          Form of Franchise Agreement (Harvest Rotisserie)(1)

     10.23          License Agreement(1)

     10.24          License Agreement(1)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas, on March 26, 1997.

                                        CLUCKCORP INTERNATIONAL, INC.



                                        By: /s/ William J. Gallagher
                                        ----------------------------
                                         William J. Gallagher
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

              Signature                                 Title                                      Date


 /s/ William J. Gallagher                Chairman of the Board of                         March 26, 1997
------------------------------------     Directors and Chief Executive                    ----------------
William J. Gallagher                     Officer


 /s/ Larry F. Harris                     President and Director                           March 26, 1997
------------------------------------                                                      ----------------
Larry F. Harris


 /s/ Sam Bell Steves Rosser              Vice President - Development,                    March 26, 1997
------------------------------------     Treasurer and Director                           ----------------
Sam Bell Steves Rosser


 /s/ Michael M. Hogan                    Director                                         March 26, 1997
------------------------------------                                                      ----------------
Michael M. Hogan


 /s/ Theodore M. Heesch                  Director                                         March 26, 1997
------------------------------------                                                      ----------------
Theodore M. Heesch


 /s/ Joseph Fazzone                      Chief Financial Officer and                      March 26, 1997
------------------------------------     Principal Accounting Officer                     ----------------
Joseph Fazzone