Form 10QSB
period 1997-04-20
CLUCKCORP INTERNATIONAL INC
filed 1997-06-04
CIK 949485

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended      April 20, 1997
                                    ---------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


Commission File Number:            33-95796
                                   --------


                          CLUCKCORP INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                         76-0406417
 ------------------------------                       ------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


 1250 N.E. Loop 410, Suite 335   San Antonio, Texas           78209
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (210) 824-2496
                          -----------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                   ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                       2,366,030 shares as of June 2, 1997

                          CLUCKCORP INTERNATIONAL, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

     ITEM 1. FINANCIAL STATEMENTS

                 Balance Sheets -                                         3
                 April 20, 1997 and December 29, 1996

                 Statements of Operations -                               4
                 16 Weeks Ended
                 April 20, 1997 and April 21, 1996

                 Statements of Cash Flows -                               5
                 16 Weeks Ended
                 April 20, 1997 and April 21, 1996


                 Notes to Financial Statements                            6


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         8


PART II. OTHER INFORMATION                                               11

     NONE

SIGNATURES                                                               11


                             CLUCKCORP INTERNATIONAL, INC.

                                   Balance Sheets

                                                               April 20,                 December 29,
                                                                 1997                        1996
                                                             -----------                 ------------
                                                             (unaudited)
ASSETS
Current Assets
   Cash                                                      $   517,186                 $ 1,271,443
   Cash, restricted                                              200,000                     220,000
   Inventories                                                    23,783                       8,658
   Other current assets                                           39,646                      10,590
                                                             -----------                 -----------
   Total current assets                                          780,615                   1,510,691

Property and Equipment, net                                    1,732,381                   1,156,362

Other Assets
   Intangible property rights, net
     of amortization of $152,117 in
     1997 and $139,825 in 1996                                   247,383                     259,675
   Deposits                                                      230,279                      83,257
   Other assets                                                  188,886                     127,727
                                                             -----------                 -----------
                                                                 666,548                     470,659
                                                             -----------                 -----------
                                                             $ 3,179,544                 $ 3,137,712
                                                             ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable, trade                                   $   337,627                 $   134,204
   Accrued liabilities                                           226,634                     220,406
   Note payable to bank, current                                 211,004                     200,000
                                                             -----------                 -----------
     Total Current Liabilities                                   775,265                     554,610

Note payable to bank, less current
  portion                                                         49,860                        --
Commitments and contingencies


Stockholders' Equity
    Preferred stock                                                 --                          --
    Common stock - $.01 par value,
       authorized 10,000,000, issued
     2,366,030 in 1997 and 2,112,750 1996                         23,660                      21,128
    Additional paid-in capital                                 6,705,113                   6,138,770
    Accumulated deficit                                       (4,374,354)                 (3,576,796)
                                                             -----------                 -----------
      Total Stockholders' Equity                               2,354,419                   2,583,102
                                                             -----------                 -----------
                                                             $ 3,179,544                 $ 3,137,712
                                                             ===========                 ===========



See notes to financial statements (unaudited).


                                        3


                              CLUCKCORP INTERNATIONAL, INC.
                          Statements of Operations (Unaudited)


                                                                16 Weeks Ended
                                                    -----------------------------------
                                                      April 20,              April 21,
                                                       1997                    1996
                                                     ----------             -----------
Revenues
    Restaurants                                     $   446,994             $    63,138

Costs and Expenses
    Cost of food and paper                              230,248                  23,734
    Restaurant salaries and benefits                    234,685                  23,854
    Occupancy and related expenses                       65,012                  16,747
  Operating expenses                                    140,219                  20,242
    Preopening expenses                                  86,314                   9,493
  General and administrative expenses                   436,505                 169,945
    Depreciation and amortization                        60,635                  30,824
                                                    -----------             -----------
      Total costs and expenses                        1,253,618                 294,839
                                                    -----------             -----------

Loss from operations                                   (806,624)               (231,701)

Other income (expense)
    Interest income                                      16,882                    --
    Interest and debt discount expense                   (7,816)               (177,319)
                                                    -----------             -----------
                                                          9,066                (177,319)
                                                    -----------             -----------

Net loss                                            $  (797,558)            $  (409,020)
                                                    ===========             ===========


Net loss per common share                           $      (.34)            $      (.32)
                                                    ===========             ===========

Weighted average number of common
  and common equivalent shares
    outstanding                                       2,316,279               1,285,699
                                                    ===========             ===========


See notes to financial statements (unaudited).

                                     CLUCKCORP INTERNATIONAL, INC.
                                  Statements of Cash Flows (Unaudited)

                                                                         16 Weeks Ended
                                                                 -----------------------------
                                                                   April 20,         April 21,
                                                                     1997              1996
                                                                 ------------       -----------


Operating Activities:
    Net loss for the year                                        $  (797,558)       $  (409,020)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                                   60,635             30,824
      Amortization of bridge note discount                              --              136,855
      Changes in operating assets and
     liabilities:
        Cash, restricted                                              20,000               --
        Inventories                                                  (15,125)            (1,875)
        Deferred financing costs                                        --              (10,701)
        Other current assets                                         (29,056)            10,000
        Accounts payable and accrued
          expenses                                                   209,651             81,060
                                                                 -----------        -----------

Net cash (used) in operating activities                             (551,453)          (162,857)

Investing Activities:
    Purchases of property and equipment                             (555,021)           (73,255)
  Increase in deposits and other assets                             (212,522)           (81,927)
                                                                 -----------        -----------

Net cash (used) in investing activities                             (767,543)          (155,182)

Financing Activities:
    Net proceeds from sale of common
      stock and warrants                                             568,875               --
    Net proceeds from sale of common
      stock subject to rescission                                       --              209,884
    Proceeds from issuance of bridge notes
      payable                                                           --              376,370
  Repayments of bank borrowings                                       (4,136)              --
                                                                 -----------        -----------

      Net cash provided by
         financing activities                                        564,739            586,254
                                                                 -----------        -----------

Net increase (decrease) in cash                                     (754,257)           268,215

Cash at beginning of period                                        1,271,443            126,447
                                                                 -----------       ------------

Cash at end of period                                            $   517,186        $   394,662
                                                                 ===========        ===========




See notes to financial statements (unaudited).



                                                    5

                          CLUCKCORP INTERNATIONAL, INC.
                    Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

     Organization - CluckCorp International, Inc. (the "Company") intends to own, operate and franchise quick service restaurants under the name "Harvest Rotisserie". To date the Company has three restaurants in operation in San Antonio, Texas and one restaurant in Corpus Christi, Texas. The restaurants provide high quality, quick service food featuring marinated oak-roasted rotisserie chicken, oak-roasted turkey breast, roast ham, meatloaf, an assortment of sandwiches and other fresh homestyle food items.

     Basis of Presentation - The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. The results of operations for the 16 weeks ended April 20, 1997 may not be indicative of the results for the full fiscal year.


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


NOTE C - IMPACT OF NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for fiscal years ending after December 15, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.


NOTE D - SUBSEQUENT EVENT

     In May 1997, the Company filed an amended registration statement for the sale of two types of securities (i) 500,000 shares of Redeemable Convertible Preferred Stock at an offering price of $10.00 per share and
     (ii) 1,500,000 Redeemable Preferred Stock Purchase Warrants at an offering price of $.10 per warrant. The Preferred Stock is convertible into common stock at a to be determined conversion price. There is no assurance that the registration statement will be declared effective by the Securities and Exchange Commission, or that the Company will be successful in selling the Preferred Stock.

     The Company intends to utilize a substantial portion of the proceeds from the proposed offering for the purchase of up to 12 existing restaurant properties which will be converted to Harvest Rotisserie restaurants and resold to area developers for operation as franchised units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed in the Company's various reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward- looking statements.

General

     The Company was organized in June 1993 and opened its San Antonio Cluckers restaurant in January 1994. During the fourth quarter of 1994, the Company established its corporate offices and began the initial development of its franchising program. During the third quarter of 1995, the Company began refinements to its Cluckers restaurant which evolved into the Harvest Rotisserie restaurant. In February 1996 the Company elected to limit its activities to the development of Harvest Rotisserie restaurants and opened its first Harvest Rotisserie restaurant in November 1996. In January and February 1997 the Company opened two additional Harvest Rotisserie restaurants, and in January 1997, the Company converted its San Antonio Cluckers restaurant to a Harvest Rotisserie restaurant, at a cost of $25,000. To date, the Company has four restaurants in operation but has not sold any franchises nor does it have any area development agreements in effect.



Results of Operations - For the sixteen weeks ended April 20, 1997 and April 21, 1996.

     Revenues. Restaurant revenues for the sixteen weeks ended April 20, 1997 were $446,994, an increase of $383,856 as compared to the same period in 1996. The increase in revenue was due to the opening of three additional restaurants from November 1996 to February 1997. On a comparative basis, same store revenues decreased $29,743 or 47.1% between the two periods. The decrease in same store revenues was due in part to a reduction in the restaurant operating hours for the Company's only restaurant in operation during the first quarter of 1996. This restaurant is currently open five days each week from 11 a.m. to 2 p.m. and is being used as a training facility. Initial sales volumes from the three newly opened stores have met management expectations. Typically revenues from new stores are not as high in the first several periods following openings as in later periods. Management anticipates that sales volumes for its existing restaurants will improve in future periods as a result of marketing efforts and enhanced name recognition as the Company opens additional restaurants in the San Antonio area, although there can be no such assurance.

     Costs and Expenses. Cost of food and paper were 51.5% of restaurant revenues for the sixteen weeks ended April 20, 1997, as compared to 37.6% for the same period in 1996. The increase in food and paper costs was due to the opening of new restaurants during the period. Costs of sales is generally higher as a percentage of revenue for newly opened restaurants than for mature restaurants due to increased food usage for opening promotions and inefficiencies caused by less experienced employees.

     Restaurant  salaries,   benefits,   occupancy  and  related  expenses,  and
operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was $439,916 or 98.4% of restaurant revenues for the sixteen weeks ended April 20, 1997 as compared to $60,843 or 96.4% for the same period in 1996. A substantial portion of these costs are fixed or indirectly variable. For the sixteen week period ended April 20, 1997 these costs were disproportionate to revenues due to the opening of new restaurants, which have higher expenses during the initial periods after opening.

     General and administrative expenses increased $266,560 or 157% for the sixteen weeks ended April 20, 1997 as compared to the same period in 1996. The increase resulted from the initial development of a corporate infrastructure needed to support the planned expansion of company-owned and franchised stores, and continued expenses associated with the Company's expansion efforts.

     Preopening expenses were $86,314 and $9,493 for the sixteen weeks ended April 20, 1997 and April 21, 1996 respectively. Substantially all of the increase in 1997 relates to the two additional restaurants opened during the period and expenses associated with obtaining new sites for future restaurant development.

     Interest and debt discount expense. Interest and debt discount expense decreased by $169,503 for sixteen weeks ended April 20, 1997 as compared to the same period in 1996, primarily as a result of the repayment of all outstanding bridge notes in July 1996.

     Net Loss. The Company incurred net losses of $797,558 for the sixteen weeks ended April 20, 1997 as compared to $409,020 for the same period in 1996. The increase in net loss was primarily the result of significantly higher general and administrative expenses, preopening costs and initial operating losses for newly opened restaurants. The Company expects to incur losses in future periods until it generates sufficient revenues from expanded restaurant operations or from franchising activities to offset ongoing operating, financing and expansion costs.

Liquidity and Capital Resources

     The Company has incurred losses from operations since inception, and as of April 20, 1997 has an accumulated deficit of $4,374,354 and working capital of $5,350. The Company is not currently generating sufficient revenues from operations to meet its cash requirements and requires additional financing from debt or equity placements to continue operations. Management anticipates that the Company must increase revenues from existing Restaurants, open at lease four additional Restaurants and realize revenues from its franchise program to generate a positive cash flow from operations, although there can be no such assurance. The Company estimates it will require up to six months to realize such increases in revenues from operations. The ability of the Company to fund costs associated with its operations and expansion plans is dependent upon the successful development of its Restaurants, its franchising activities and its ability to obtain additional capital through future debt or equity placements.

     The Company requires capital principally for the expansion of its restaurant operations, to fund costs associated with the promotion of its franchise program, and for the continual development of a corporate infrastructure to support the planned expansion in operations. During 1996 and for the first sixteen weeks of 1997, the Company invested $1,614,675 in property and equipment, of which approximately $1,451,703 was for the development of three restaurants including the purchase of land and building for a restaurant at a cost of $400,000. These restaurants opened in November 1996, January 1997, and February 1997. To date, the Company funded its operations and capital needs with funds provided from the sale of its securities, including its IPO, which raised net proceeds of approximately $4,700,000. The Company does not have a working capital line of credit with any financial institution. Future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity financing, which will be difficult to obtain until and unless the Company begins to generate earnings. Management's plan is to move the Company toward profitable operations in fiscal 1997 and to seek additional capital to fund further expansion of its operations. There can be no assurance that the Company will be successful in either regard.

     Between December 1994 and March 1996, the Company issued a total of $1,684,500 of 10% unsecured Bridge Notes. Proceeds from the Bridge Notes were used for working capital purposes, development of the Company's initial franchising program and to pay certain costs associated with the Company's IPO. The bridge notes were repaid on July 15, 1996 using a portion of the proceeds from the IPO.

     In May 1997, the Company filed an amended registration with the Securities and Exchange Commission for the sale of 500,000 shares of preferred stock at $10.00 per share and 1,500,000 preferred stock purchase warrants at $.10 per warrant. The Company intends to use a significant portion of the proceeds from its proposed Offering to acquire restaurant properties which will be converted to Harvest Rotisserie restaurants and resold to area developers for operation as franchised units. The Company also intends to utilize a portion of the proceeds of the Offering to open three additional Company-owned restaurants and for working capital purposes.

     Internal sources of capital are limited to the Company achieving profitable operations in future periods or raising additional capital from investors. The Company anticipates that its existing capital resources together with the proceeds of the proposed preferred stock Offering and projected cash flows from planned operations will be sufficient to maintain its operations through 1997; however, implementation of the Company's plans to develop additional restaurants is dependent upon the completion of the Offering. If it does not complete the Offering and is unable to obtain alternative financing, then the Company's operations will be significantly curtailed.


                           PART II - OTHER INFORMATION

     NONE





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CLUCKCORP INTERNATIONAL, INC.


Date: June 2, 1997                          By:   s/ William J.Gallagher
     -----------------                            ------------------------------
                                                  William J. Gallagher,
                                                  Chairman of the Board
                                                  (Duly Authorized Signatory)



Date: June 2, 1997                          By:  s/ Joseph Fazzone
     -----------------                           -------------------------------
                                                 Joseph Fazzone,
                                                 Chief Financial Officer
                                                 (Duly Authorized Signatory)