Form 10QSB
period 1997-07-13
CLUCKCORP INTERNATIONAL INC
filed 1997-09-02
CIK 949485

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSIONPRIVATE
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 13, 1997

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                        Commission File Number:33-95796


                         CLUCKCORP INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                              76-0406417
             -----                                              ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                         1250 N.E. Loop 410, Suite 335
                            San Antonio, Texas 78209
           ----------------------------------------------------------
          (Address of principal executive offices, including zip Code)

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
                                Yes  X       No
                                    ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     2,366,030 shares as of August 25, 1997

                          CLUCKCORP INTERNATIONAL, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                    PAGE NO.
                                                                 --------

     ITEM 1. Financial Statements

             Consolidated Balance Sheets -
             July 13, 1997 and December 29, 1996                     3

             Consolidated Statements of Operations -
             12 and 28 Weeks Ended
             July 13, 1997 and July 14, 1996                         4

             Consolidated Statements of Cash Flows -
             28 Weeks Ended
             July 13, 1997 and July 14, 1996                         5


             Notes to Financial Statements                           6


     ITEM 2.  Management's  Discussion  and Analysis of Financial
              Condition  and Results of Operations                   10


PART II. OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Securities holders   13

     ITEM 6. Exhibits and Reports on Form 8-K                        13


     SIGNATURES                                                      13


                                         CLUCKCORP INTERNATIONAL, INC.
                                          Consolidated Balance Sheets



                                                                   July 13,              December 29,
                                                                     1997                   1996
                                                                     ----                   ----
                                                                 (Unaudited)
ASSETS
Current Assets
        Cash                                                    $  2,890,514            $  1,271,443
        Cash, restricted                                                --                   220,000
        Inventories                                                   15,750                   8,658
        Prepaid expenses                                               5,829                    --
        Other current assets                                             428                  10,590
                                                                      ------                  ------
                Total Current Assets                               2,912,521               1,510,691

Property and Equipment, net                                        1,828,193               1,156,362

Other Assets
        Notes receivable from financed area developers, net
          of allowance of $286,023 in 1997                         1,677,317                    --
        Intangible property rights, net of
          accumulated amortization of $180,661 in
          1997 and $139,825 in 1996                                  218,839                 259,675
        Deposits                                                      93,818                  83,257
        Other assets                                                  45,132                 127,727
                                                                      ------                 -------
                                                                   2,035,106                 470,659

                                                                $  6,775,820            $  3,137,712
                                                                ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts payable, trade                                 $    288,744            $    134,204
        Accrued liabilities                                          237,132                 220,406
        Notes payable to bank, current                               211,004                 200,000
                                                                     -------                 -------
                Total Current Liabilities                            736,880                 554,610

Deferred franchise revenue                                           160,000                    --
Notes payable to bank                                                 48,206                    --

Stockholders' Equity
        Preferred stock - $1.00 par value,
          authorized 5,000,000, issued
          515,000 in 1997 and none in 1996                           515,000                    --
        Common stock - $.01 par value,
          authorized 10,000,000, issued
          2,366,030 in 1997 and 2,112,750 1996                        23,660                  21,128
        Additional paid-in capital                                10,564,919               6,138,770
        Accumulated deficit                                       (5,272,845)             (3,576,796)
                                                                  ----------              ----------
          Total Stockholders' Equity                               5,830,734               2,583,102

                                                                $  6,775,820            $  3,137,712
                                                                ============            ============





See notes to financial statements (unaudited).
                                                           3





                                                  CLUCKCORP INTERNATIONAL, INC.
                                       Consolidated Statements of Operations (Unaudited)




                                                         12 Weeks Ended               28 Weeks Ended
                                                         --------------               --------------
                                                    July 13,        July 14,      July 13,      July 14,
                                                      1997            1996          1997           1996
                                                      ----            ----          ----           ----

Revenues
        Restaurant operations                    $   468,394    $    47,971    $   915,388    $   111,109
        Franchise and development fees               200,000           --          200,000           --
        Royalties                                        976           --              976           --
                                                      ------         ------         ------         ------
                Total revenues                       669,370         47,971      1,116,364        111,109

Costs and Expenses
        Cost of food and paper                       246,580         20,719        476,828         44,453
        Restaurant salaries and benefits             176,754         22,013        411,438         45,867
        Occupancy and related expenses                73,370         13,609        138,382         30,356
        Operating expenses                           210,989         15,006        350,416         35,248
        Preopening expenses                           94,013         34,757        181,120         34,757
        General and administrative expenses          408,646        349,527        845,151        519,472
        Financed Area Developer loss provision       286,023           --          286,023           --
        Depreciation and amortization                 71,656         20,976        132,291         51,800
                                                      ------         ------        -------         ------
          Total costs and expenses                 1,568,031        467,114      2,821,649        761,953
                                                   ---------        -------      ---------        -------

Loss from operations                                (898,661)      (419,143)    (1,705,285)      (650,844)

Other income (expense)
        Interest income                                3,504           --           20,387           --
        Interest and debt discount expense            (3,335)      (270,377)       (11,151)      (447,696)
                                                      ------       --------        -------       --------
                                                         169       (270,377)         9,236       (447,696)
                                                      ------       --------         ------       --------

Net Loss                                         $  (898,492)   $  (689,520)   $(1,696,049)   $(1,098,540)
                                                 ===========    ===========    ===========    ===========

Net loss per common share                        $      (.38)   $      (.52)   $      (.73)   $      (.84)
                                                 ===========    ===========    ===========    ===========

Weighted average number of common
  and common equivalent shares
  outstanding                                      2,366,030      1,331,994      2,337,601      1,305,540
                                                   =========      =========      =========      =========







See notes to financial statements (unaudited).








                                  CLUCKCORP INTERNATIONAL, INC.
                         Consolidated Statements of Cash Flows (Unaudited)



                                                                          28 Weeks Ended
                                                                          --------------
                                                                  July 13,               July 14,
                                                                    1997                   1996
                                                                    ----                   ----

Operating Activities:
        Net loss for the period                                $(1,696,049)            $(1,098,540)
        Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                           132,291                  51,800
           Amortization of bridge note discount                       --                   367,153
           Loss provision for financed area developers             286,023                    --
        Changes in operating assets and liabilities:
            Cash, restricted                                       220,000                (200,000)
            Inventories                                             (7,092)                  2,017
            Deferred financing costs                                  --                    24,710
      Other current assets                                           4,333                  10,000
            Accounts payable and accrued liabilities               171,266                 359,425
            Deferred franchise revenue                             160,000                    --
                                                                   -------                 -------
Net cash (used) in operating activities                           (729,228)               (483,435)

Investing Activities:
        Purchase of property and equipment                        (755,690)                (75,561)
        Additions to deposits                                      (10,562)               (217,151)
        Acquisition of assets                                   (1,121,405)                   --
        Issuance of notes receivable to area developers           (841,935)                   --
        Reductions in other assets                                  75,000                  18,342
                                                                    ------                  ------
Net cash (used) in investing activities                         (2,654,592)                (74,370)

Financing Activities:
        Proceeds from sale of common stock and warrants            568,875                    --
        Proceeds from sale of common stock subject
         to rescission                                                --                   209,884
        Proceeds from sale of preferred stock and warrants       4,374,806                    --
        Proceeds from issuance of bridge notes                        --                   376,370
        Proceeds from bank borrowing                                65,000                 200,000
        Repayments of bank borrowings                               (5,790)                   --
                                                                    ------                 -------
Net cash provided by financing activities                        5,002,891                 786,254
                                                                 ---------                 -------

Net increase in cash                                             1,619,071                  28,449

Cash at beginning of year                                        1,271,443                 126,447
                                                                 ---------                 -------

Cash at end of period                                          $ 2,890,514             $   154,896
                                                               ===========             ===========


Supplemental disclosure of
  cash flow information:
          Interest paid                                        $    11,151             $      --
                                                               ===========             ===========
          Federal income taxes paid                            $      --               $      --
                                                               ===========             ===========

Supplemental disclosure of
  noncash investing activities:
          Sale of assets to area developer
                for note receivable                            $ 1,121,405             $      --
                                                               ===========             ===========



See notes to financial statements (unaudited).





                         CLUCKCORP INTERNATIONAL, INC.
                   Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization - CluckCorp International, Inc. owns, operates and franchises quick service restaurants under the name "Harvest Rotisserie". The Company has four Company-owned restaurants in operation in San Antonio and Corpus Christi, Texas and has sold franchises for nine stores. The restaurants provide high quality, quick service food featuring marinated oak-roasted rotisserie chicken, oak-roasted turkey breast, roast ham, meatloaf, an assortment of sandwiches and other homestyle food items.

The accompanying consolidated financial statements include the accounts of CluckCorp International, Inc. and its franchising subsidiary, Harvest Restaurants, Inc., and are referred to collectively as "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been made. The statements are subject to year-end adjustment. The consolidated results of operations for the 28 weeks ended July 13, 1997 may not be indicative of the results for the full fiscal year. For further information, refer to the Company's audited financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-KSB for the year ended December 29, 1996.


NOTE B - REVENUE RECOGNITION

Revenue from company-owned restaurant sales are recognized in the period in which the food and beverage products are sold. Revenue from nonrefundable area development fees and initial franchise fees are recognized when all material services or conditions related to the sale have been substantially performed by the Company, which is generally determined to be when the franchise store opens. Royalties are recognized in the same period that the franchise revenue is generated. Interest and fees for services are recognized as earned.


NOTE C - FISCAL YEAR

The Company has adopted a 52/53-week fiscal year ending on the last Sunday in December. The fiscal year is divided into thirteen four-week periods. The first quarter consists of four periods and each of the remaining three quarters consists of three periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks respectively, into the fiscal year.


NOTE D - IMPACT OF NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for fiscal years ending after December 15, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.

NOTE E - STOCKHOLDERS EQUITY

In June 1997 the Company completed the sale of 515,000 shares of 12% Convertible Preferred Stock and 1,565,000 Preferred Stock Purchase Warrants in a public offering. The Company realized net proceeds of $4,374,806 from the offering.

The Preferred Stock is convertible at the option of the holder at any time after March 11, 1998 into shares of Common Stock at a conversion rate of 2.7 shares of Common Stock for each share of Preferred Stock. The Preferred Stock will automatically convert to Common Stock at the conversion rate if the closing price for the preferred Stock equals or exceeds $20.00 per share for ten consecutive days at any time after March 11, 1998. The Preferred Stock may be redeemed in whole or in part at the option of the Company after March 11, 1998, upon 30 days written notice, at 110% of the average bid price per share for the Preferred Stock for the 20 trading days prior to the redemption date.

Dividends are cumulative and payable quarterly in arrears at a rate of $.30 per share per quarter. The redemption price and dividends may be paid in cash or in Common Stock of the Company at the Company's sole discretion.

Each Preferred Stock Purchase Warrant entitles the holder to purchase one share of Preferred Stock at $10.50 per share at any time after December 11, 1997 until June 11, 2002. The Preferred Warrants may be redeemed by the Company for $.01 per Warrant upon 30 day's notice at any time after March 11, 1998 if the closing price of the Companys Preferred Stock averages at least $11.00 per share for a period of 20 consecutive trading days or if the Company redeems the Preferred Stock.


NOTE F - ACQUISITION OF RESTAURANT PROPERTIES

On June 25, 1997 the Company completed the purchase of certain assets of eight Kenny Rogers Roasters restaurants located in Florida, Indiana, and North Carolina from Roasters Corp., a Florida Corporation. The purchase price included $1,050,000 in cash and the assumption of certain liabilities and lease obligations. The acquisition was accounted for as a purchase, and accordingly, the purchase price, including related acquisition expenses of $71,405 was allocated to identified assets and liabilities, with no excess of purchase price over the net assets acquired. Effective concurrent with the acquisition, the Company resold these assets to its Area Developers in exchange for a promissory note and the assignment of the assumed liabilities. The Company realized no gain or loss on the resale of the properties to the Area Developers.

On June 20, 1997 the Company entered into area development agreements with three separate unaffiliated corporations, each of which is majority-owned and controlled by the same individual. The area development agreements provide for the development of up to a total of 30 franchised Harvest Rotisserie restaurants over a two to three year period, of which nine were opened as August 25, 1997.

The area developers have entered into franchise agreements for nine stores. The Company received a total of $360,000 as payment for the area development and franchise fees related to these locations. At July 13, 1997, only five of these restaurants were opened, and accordingly, the Company deferred revenue recognition of $160,000 for the franchise and development fees related to the remaining four restaurants which subsequently opened after the end of the Company's second quarter.

NOTE G - AREA DEVELOPER FINANCING

Effective June 25, 1997, the Company began offering convertible secured debt financing to its three area developers to finance the purchase of the acquired Roaster properties, and the costs to renovate and reopen the properties as Harvest Rotisserie restaurants. The Company also agreed to finance a portion of the area developers initial working capital needs. The loans may be drawn upon during a two to three year period up to the maximum amount as set in the loan agreements. During the draw period, interest only is payable to the Company. Upon expiration of the draw period, the loan converts to a ten year amortizing loan with a balloon payment after the fifth year. The Loans bear interest at prime (as set by Frost National Bank of Texas) plus 4%. The loans are secured by a pledge of substantially all of the assets of the area developer and of all the outstanding stock held by the owners of the area developer.

a)  Loan Conversion Option
    ----------------------

The Company may convert all or any part of the loan amount at any time after the draw period into equity of the area developer. The conversion rate is set to give the Company majority ownership of the developer upon conversion. To the extent that the loan has not been fully drawn or drawn and repaid, the Company has a corresponding option to purchase at the conversion rate the amount of additional equity it could have obtained through conversion of the loan had the maximum loan amount been outstanding.

There can be no assurance that the Company will exercise future rights to convert into an equity interest in any area developer or that such exercise of a conversion option would result in a majority interest in the area developer.

b)  Commitments to Extend Area Developer Financing
    ----------------------------------------------

All three of the Company's existing area developers are receiving financing from the Company. The Company has committed to loan a total of $2,668,000 under its financed area developer loan program, of which $1,963,340 has been loaned as of July 13, 1997.

c)  Credit Risk and Allowance for loan Losses
    -----------------------------------------

The Company's three financed area developers are all majority owned and controlled by the same individual. These area developers accounted for 100% the notes receivable from financed area developers all sales of development and franchise fees recognized during the second quarter. An allowance of the Company's notes receivable from financed area developers is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of loan proceeds, status of development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Due to the limited store operating history to base a credit evaluation, management has provided an allowance for loan losses of $286,023, which is equal to the accumulated net loss of the area developers. The summary financial position at July 13, 1997 the Company's area developers is as follows:

                Current assets                       $  191,986
                Property and equipment, net           3,220,321
                Other assets                            271,812
                                                        -------
                      Total Assets                   $3,684,119
                                                     ==========

                Current liabilities                  $  180,260
                Notes Payable:
                  Owed to the Company                 1,963,340
                  Owed to third Parties               1,466,542
                                                      ---------
                                                      3,429,882
                Stockholders' Equity                     73,977
                                                     ----------
                      Total Liabilities and Equity   $3,684,119
                                                     ==========


NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is the primary lessee under all property lease agreements for restaurants operated by the Company and its franchisees. The Company subleases the restaurant sites to its area developers under the same terms as under the lease. The lease terms generally have initial terms of ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and require the payment of common area maintenance charges or taxes, insurance and other expenses. The Company remains liable on the properties subleased to area developers. The Company also is continently liable for various equipment operating leases which the Company assigned to the area developers. Total future minimum rental payments under leases assigned or subleased to area developers with remaining non-cancelable terms in excess of one year is approximately $6,050,000 as of July 13, 1997.

The Company has also guaranteed certain promissory notes of its area developers payable to third parties totaling $1,466,542.

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

General

     The Company was organized in June 1993. As of July 13, 1997, The Company has four company-owned restaurants in operation and has sold franchises for nine additional restaurants. On June 25, 1997, the Company completed the acquisition of certain assets of eight Kenny Roger Roaster properties located in Florida, North Carolina, and Indiana. These assets were resold by the Company to three area developers which have renovated the properties and are operating them as franchised Harvest Rotisserie restaurants.

     The results of operations are significantly impacted by the number of restaurants opened during the period. Store opening dates are as follows:

Company Owned Restaurants:                  No.             Opened Date:
--------------------------                  ---             ------------
       San Antonio, TX                       1              January 1994
       San Antonio, TX                       1              November 1996
       Corpus Christi, TX                    1              January 1997
       San Antonio, TX                       1              February 1997
                                             -
            Total Company owned              4


 Franchised Restaurants:
 -----------------------
       Florida, North Carolina, Indiana      7               July 1997
       Indiana                               2               August 1997
                                             -
            Total Franchised                 9
                                             --
            Total System-wide restaurants    13
                                             ==


Results of Operations - For the 12 and 28 week periods ended July 13, 1997 compared to the 12 and 28 week periods ended July 14, 1996.

     Revenues. Total revenues for the 12 weeks ended July 13, 1997 increased to $628,394, approximately 13 times the amount of revenue as compared to same period in 1996. The significant increase was due to the opening of three additional resturants from November 1996 to February 1997, and the recognition of franchise and development rights for five resturants which open during the period. The Company deferred revenue recognition on the sale of four additional franchised resturants sold during the period.

Costs and Expenses. Cost of food and paper were 52.6% and 52.1% of restaurant revenues for the 12 and 28 week periods ended July 13, 1997, as compared to 36.0% and 36.2% for the same periods in 1996. The increase in food and paper costs was due to the opening of new restaurants in the first quarter of 1997. Costs of sales is generally higher as a percentage of revenue for newly opened restaurants than for mature restaurants due to increased food usage for opening promotions and inefficiencies caused by less experience employees.

     Restaurant  salaries,   benefits,   occupancy  and  related  expenses,  and
operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 118% and 98% of restaurant revenues for the 12 and 28 week periods ended July 13, 1997, as compared to 106% and 100% for the same comparable periods in 1996. A substantial portion of these costs are fixed or indirectly variable. These costs were disproportionate to revenues in 1997 due to the opening of new resturants, which have higher expenses during the initial periods after opening.

     General and administrative expenses increased 16.9% and 62.7% for the 12 and 28 week periods ended July 13, 1997 as compared to the same periods in 1996. The increase resulted from the initial development of a corporate infrastructure needed to support the planned expansion of company-owned and franchised restaurants, and continued expenses associated with company's financing and franchising activities.

     Preopening expenses increased by $59,256 and $146,363 for the 12 and 28 week periods ended July 13, 1997 as compared to the same periods in 1996. The increase relates to initial costs associated with the development of a new Harvest Rotisserie restaurants and lease costs for maintaining future restaurant sites.

     Financed area developer loss provision. The Company provided for a loss provision of $286,203 for the 12 weeks ended July 13, 1997 for possible estimated losses under the Company's financed area developer loan program. Due to limited operating history to base an evaluation of credit risk, management as set the loan loss provision at an amount equal to the accumulated net loss of the area developers.

     Interest and debt discount expense. Interest and debt discount expense decreased $267,041 and $436,545 for the 12 and 28 weeks ended July 13, 1997 as compared to the same periods in 1996. The decrease was due to the repayment of $1,684,500 of notes payable in July 1996.

     Net Loss. The Company incurred a net loss of $898,492 and $1,696,049 for the 12 and 28 week periods ended July 13, 1997 as compared to $689,520 and $1,098,540 for the same periods in 1996. The increase in net loss was primarily the result of a loss provision of $286,203 for estimated loan losses to the Company's financed area developers and initial operating losses for newly opened company-owned restaurants. The Company expects to incur losses in future periods until it generates sufficient revenues from expanded restaurant operations and its franchising activities to offset ongoing operating, financing and expansion costs.

Liquidity and Capital Resources

     The Company has incurred losses from operations since inception and as of July 13, 1997 has an accumulated deficit of $5,272,845. The Company is not presently generating sufficient revenues to meet its operating needs. Management anticipates that the Company must increase revenues from existing restaurants, open additional company-owned restaurants and realize revenues from its franchise program to generate a positive cash flow from operations, although there can be no such assurance.

     The  Company   requires   capital   principally   for  the  development  of
company-owned restaurants, to provide financing for its area developers for their use in developing franchised stores, to promote brand awareness for the restaurants, and for the continual development of a corporate infrastructure to support the planned expansion in operations. During 1997, the Company invested $1,121,405 for the acquisition of eight restaurant properties and provided $841,935 of financing to its area developers for restaurant development. The Company also invested $755,690 for the development of two company-owned resturants which opened in the first quarter of 1997. To date, the Company has funded its capital and operations needs with funds provided from the sale of its securities, including the sale of preferred stock and warrants completed in June 1997 which raised net proceeds of $4,374,806. The Company does not have a working capital line of credit with any financial institution.

     The Company used a substantial portion of the proceeds of the preferred offering for the acquisition of eight restaurant properties and for loans made to its area developers under the Companys financed area developer program. The acquired properties were resold by the Company to three area developers in return for a promissory note which has been included in the Company's financed area developer loan program. The area developers have converted the eight properties to Harvest Rotisserie restaurants and are operating the restaurants as franchised units. The Company has committed to loan a total of $2,668,000 under the financed area developer loan program, of which $1,963,340 has been loaned as of July 13, 1997.

     Sources of capital are limited to the Company achieving profitable operations in future periods or raising additional capital from investors. The Company anticipates that its existing capital resources and projected cash flows from operations will be sufficient to maintain its operations through 1997.

                           PART II - OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting was held on June 17, 1997. Each of the Company's current five directors was re-elected. Also at the annual meeting a proposal to increase the number of shares reserved for issuance under the Company's 1994 Stock Option Plan from 250,000 shares to 500,000 shares was approved by a vote of 1,229,240 For, 237,061 Against, and 19,200 Abstentions.



ITEM 6. Exhibits and Reports on Form 8-K

     The Company filed one report on Form 8-K during the Quarter ended July 13, 1997, which report was dated July 9, 1997. The Form 8-K reported under item 2 (Acquisition and Disposition of Assets) the purchase of certain assets of eight Kenny Rogers Roaster restaurants. Financial information as required under Item 7 of Form 8-K was not available at the time of filing and will be included as an amendment to Form 8-K.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        CLUCKCORP INTERNATIONAL, INC.


Date: August 27, 1997                            By:  /s/ William J. Gallagher
------------------------                            ----------------------------

                                                    William J. Gallagher,
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                    (Duly Authorized Signatory)



Date: August 27, 1997                             By:  /s/ Joseph Fazzone
------------------------                            ----------------------------
                                                    Chief Financial Officer
                                                   (Duly Authorized Signatory)