Form 10QSB
period 1997-10-05
CLUCKCORP INTERNATIONAL INC
filed 1997-11-21
CIK 949485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 5, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number: 33-95796

                         HARVEST RESTAURANT GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                                 76-0406417
-------------------------------                              -------------------
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

                          CluckCorp International, Inc
                      -------------------------------------
                     (Former name, address, or fiscal year,
                         if changed since last report)

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

                    2,492,630 shares as of November 15, 1997

                         HARVEST RESTAURANT GROUP, INC.

                                      INDEX





PART I. FINANCIAL INFORMATION
                                                                       PAGE NO.
                                                                       --------

         ITEM 1.  Financial Statements

                      Consolidated Balance Sheets -
                      October 5, 1997 and December 29, 1996               3

                      Consolidated Statements of Operations -
                      12 and 40 Weeks Ended
                      October 5, 1997 and October 6, 1996                 4

                      Consolidated Statements of Cash Flows -
                      40 Weeks Ended
                      October 5, 1997 and October 6, 1996                 5


                      Notes to Financial Statements                       6


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10


PART II. OTHER INFORMATION

         ITEM 4.  Submission of Matters to a Vote of
                  Securities holders                                     12

         ITEM 6.  Exhibits and Reports on Form 8-K                       12


         SIGNATURES                                                      12

                         HARVEST RESTAURANT GROUP, INC.
                           Consolidated Balance Sheets


                                                   October 5,       December 29,
                                                      1997             1996
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
Current Assets
    Cash                                           $  1,048,779    $  1,271,443
    Cash, restricted                                       --           220,000
    Inventories                                          13,580           8,658
    Prepaid expenses                                     35,874            --
    Other current assets                                   --            10,590
                                                   ------------    ------------
      Total Current Assets                            1,098,233       1,510,691

Property and Equipment, net                           1,830,448       1,156,362

Other Assets
    Notes receivable from financed area
       developers, net of provision of
       $1,340,807 in 1997                             1,536,430            --
    Intangible property rights, net of
       accumulated amortization of $209,206
       in 1997 and $139,825 in 1996                     190,294         259,675
    Deposits                                            118,818          83,257
    Other assets                                         41,877         127,727
                                                   ------------    ------------
                                                      1,887,419         470,659
                                                   ------------    ------------
                                                   $  4,816,100    $  3,137,712
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable, trade                        $    378,938    $    134,204
    Accrued liabilities                                 198,032         220,406
    Notes payable to bank, current                      211,004         200,000
                                                   ------------    ------------
      Total Current Liabilities                         787,974         554,610

Deferred franchise revenue                               40,000            --
Note payable to bank, less current portion               45,724            --

Stockholders' Equity
    Preferred stock - $1.00 par value,
       authorized 5,000,000, issued 515,000
       in 1997 and none in 1996                         515,000            --
    Common stock - $.01 par value, authorized
       20,000,000, issued 2,492,630 in 1997
       and 2,112,750 1996                                24,926          21,128
    Additional paid-in capital                       10,564,383       6,138,770
    Accumulated deficit                              (7,161,907)     (3,576,796)
                                                   ------------    ------------
      Total Stockholders' Equity                      3,942,402       2,583,102
                                                   ------------    ------------
                                                   $  4,816,100    $  3,137,712
                                                   ============    ============



See notes to financial statements (unaudited).




                                   HARVEST RESTAURANT GROUP, INC.
                          Consolidated Statements of Operations (Unaudited)




                                                   12 Weeks Ended                40 Weeks Ended
                                                   --------------                --------------
                                              October 5,     October 6,     October 5,     October 6,
                                                 1997           1996          1997            1996
                                             -----------    -----------    -----------    -----------

Revenues                                     $   621,243    $    47,430    $ 1,737,607    $   157,827

Costs and Expenses
    Cost of food and paper                       223,102         21,105        699,930         68,624
    Salaries and benefits                        170,858         25,879        582,297         87,846
    Occupancy and other operating expenses       203,585         34,570        693,175         98,021
    Preopening expenses                           74,414         28,288        254,741         63,044
    General and administrative expenses          724,995        216,296      1,570,146        718,754
    Depreciation and amortization                 71,656         21,366        203,947         73,165
                                             -----------    -----------    -----------    -----------
      Total costs and expenses                 1,468,610        347,504      4,004,236      1,109,454
                                             -----------    -----------    -----------    -----------

Loss from operations                            (847,367)      (300,074)    (2,266,629)      (951,627)

Other income (expense)
    Financed area developer loss provision    (1,054,748)          --       (1,340,807)          --
    Interest income                               16,992         21,681         37,378         22,392
    Interest and debt discount expense            (3,902)        (3,799)       (15,053)      (451,496)
                                             -----------    -----------    -----------    -----------
                                              (1,041,694)        17,882     (1,318,482)      (429,104)
                                             -----------    -----------    -----------    -----------

Net Loss                                     $(1,889,061)   $  (282,192)   $(3,585,111)   $(1,380,731)
                                             ===========    ===========    ===========    ===========


Preferred stock dividends                       (185,400)          --         (185,400)          --
Net loss applicable to common stock           (2,074,461)          --       (3,770,511)          --

Net loss per common share                    $      (.88)   $      (.13)   $     (1.61)   $     (1.00)
                                             ===========    ===========    ===========    ===========

Weighted average number of common
  and common equivalent shares outstanding     2,368,673      2,108,750      2,346,922      1,386,661
                                             ===========    ===========    ===========    ===========







See notes to financial statements (unaudited).


                                                 4




                              HARVEST RESTAURANT GROUP, INC.
                     Consolidated Statements of Cash Flows (Unaudited)


                                                                       40 Weeks Ended
                                                                ----------------------------
                                                                October 5,        October 6,
                                                                  1997               1996
                                                             -----------         -----------
Operating Activities:
   Net loss for the period                                   $(3,585,111)        $(1,380,731)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                             203,947              73,165
       Amortization of bridge note discount                         --               367,153
       Financed area developer loss provision                  1,340,807                --
  Changes in operating assets and liabilities:
     Cash, restricted                                            220,000            (200,000)
     Inventories                                                  (4,922)              1,390
     Deferred financing costs                                       --               118,964
     Other current assets                                        (25,284)             34,710
     Accounts payable and accrued liabilities                    222,360             (34,899)
     Deferred franchise revenue                                   40,000                --
                                                             -----------         -----------
Net cash (used) in operating activities                       (1,588,203)         (1,020,248)

Investing Activities:
   Purchase of property and equipment                           (797,802)           (350,313)
   Additions to deposits                                         (35,561)            (42,555)
   Acquisition of assets                                      (1,121,405)               --
   Issuance of notes receivable to area developers            (1,755,832)               --
   Reductions in other assets                                     75,000              18,342
                                                             -----------         -----------
Net cash (used) in investing activities                       (3,635,600)           (374,526)

Financing Activities:
   Proceeds from sale of common stock and warrants               568,875           4,740,290
   Proceeds from sale of common stock subject
      to rescission                                                 --               209,884
   Proceeds from sale of preferred stock and warrants          4,375,536                --
   Proceeds from issuance of bridge notes                           --               376,370
   Proceeds from bank borrowing                                   65,000             200,000
   Repayments of bank borrowings                                  (8,272)         (1,684,500)
                                                             -----------         -----------
Net cash provided by financing activities                      5,001,139           3,842,044
                                                             -----------         -----------

Net increase (decrease) in cash                                 (222,664)          2,447,270
Cash at beginning of year                                      1,271,443             126,447
                                                             -----------         -----------

Cash at end of period                                        $ 1,048,779         $ 2,573,717
                                                             ===========         ===========

Supplemental disclosure of cash flow information:
   Interest paid                                             $    15,053         $   130,243
                                                             ===========         ===========
   Federal income taxes paid                                 $      --           $      --
                                                             ===========         ===========
Supplemental disclosure of noncash investing activities:
   Sale of assets to area developer for note receivable      $ 1,121,405         $      --
                                                             ===========         ===========


See notes to financial statements (unaudited).




                         HARVEST RESTAURANT GROUP, INC.
                    Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization - Harvest Restaurant Group, Inc., owns, operates and franchises quick service restaurants under the name "Harvest Rotisserie". The Company has four Company-owned restaurants in operation in San Antonio and Corpus Christi, Texas and has sold franchises for ten restaurants. The restaurants provide high quality, quick service food featuring marinated oak-roasted rotisserie chicken, oak-roasted turkey breast, roast ham, pot roast, an assortment of sandwiches and other home-style food items.


The accompanying consolidated financial statements include the accounts of Harvest Restaurant Group, Inc. and its franchising subsidiary, Harvest Restaurants, Inc., and are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been made. The statements are subject to year-end adjustment. The consolidated results of operations for the 40 weeks ended October 5, 1997 may not be indicative of the results for the full fiscal year. For further information, refer to the Company's audited financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-KSB for the year ended December 29, 1996.


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


NOTE E - STOCKHOLDERS' EQUITY

In June 1997 the Company completed the sale of 515,000 shares of 12% Convertible Preferred Stock and 1,723,400 Preferred Stock Purchase Warrants in a public offering. The Company realized net proceeds of $4,375,536 from the offering.

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

Each Preferred Stock Purchase Warrant entitles the holder to purchase one share of Preferred Stock at $10.50 per share at any time after December 11, 1997 until June 11, 2002. The Preferred Warrants may be redeemed by the Company for $.01 per Warrant upon 30 day's notice at any time after March 11, 1998 if the closing price of the Company's Preferred Stock averages at least $11.00 per share for a period of 20 consecutive trading days or if the Company redeems the Preferred Stock.


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

On June 20, 1997 the Company entered into area development agreements with three separate unaffiliated corporations, each of which is majority-owned and controlled by the same individual. The area development agreements provide for the development of up to a total of 30 franchised Harvest Rotisserie restaurants over a two to three year period, of which nine were opened as of October 5, 1997.



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

a) Loan Conversion Option
-------------------------

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

b) Commitments to Extend Area Developer Financing
-------------------------------------------------

All three of the Company's existing area developers are receiving financing from the Company. The Company has committed to loan a total of $3,268,000 under its financed area developer loan program, of which $2,877,237 has been loaned as of October 5, 1997.

c) Credit Risk and Allowance for loan losses
--------------------------------------------

The Company's three financed area developers are all majority owned and controlled by the same individual. These area developers accounted for 100% the notes receivable from financed area developers and all development and franchise fees recognized during the quarter. An allowance of the Company's notes receivable from financed area developers is maintained at a level that in management's judgment is adequate to provide for estimated possible loan losses. The amount of the allowance is based on management's review of loan proceeds, status of development schedule, store performance trends, type and amount of collateral securing the loan, prevailing economic conditions, and other factors that management deems relevant at the time. Due to the limited store operating history to base a credit evaluation, management has recorded an allowance for estimated losses of the financed area developers of $1,340,807.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is the primary lessee under all property lease agreements for restaurants operated by the Company and its franchisees. The Company subleases the restaurant sites to its area developers under the same terms as under the lease. The lease terms generally have initial terms of ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and require the payment of common area maintenance charges or taxes, insurance and other expenses. The Company remains liable on the properties subleased to area developers. The Company also is continently liable for various equipment operating leases which the Company assigned to the area developers. Total future minimum rental payments under leases assigned or subleased to area developers with remaining non-cancelable terms in excess of one year is approximately $6,000,000 as of October 5, 1997.

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

General

     The Company was organized in June 1993 and as of October 5, 1997, the Company has four company-owned restaurants in operation and has sold franchises for ten additional restaurants.

     Results of Operations - For the 12 and 40 week periods ended October 5, 1997 compared to the 12 and 40 week periods ended October 6, 1996.

     Revenues. Total revenues for the 12 weeks ended October 5, 1997 increased to $621,243 approximately 13 times the amount of revenue as compared to same period in 1996. The significant increase was due to the opening of three additional company-owned restaurants from November 1996 to February 1997, and the recognition of franchise and development rights for four franchised restaurants that open during the quarter. The Company deferred revenue recognition on the sale of one additional franchised restaurant sold during the period.

     Costs and Expenses. Cost of food and paper were 52.8% and 52.3% of restaurant revenues for the 12 and 40 week periods ended October 5, 1997 as compared to 44.5% and 43.5% for the same periods in 1996. The increase in food and paper costs was due to the opening of new restaurants in the first quarter of 1997. Costs of sales is generally higher as a percentage of revenue for newly opened restaurants than for mature restaurants due to increased food usage for opening promotions and inefficiencies caused by less experience employees.

Salaries,   benefits,   occupancy  and  operating  expenses  include  all  other
restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 89% and 95% of restaurant revenues for the 12 and 40 week periods ended October 5, 1997, as compared to 127% and 118% for the same comparable periods in 1996. Substantial portions of these costs are fixed or indirectly variable. These costs were disproportionate to revenues in 1997 due to the opening of new restaurants, which have higher expenses during the initial periods after opening.

General and administrative expenses increased 3.35 times and 2.18 times for the 12 and 40 week periods ended October 5, 1997 as compared to the same periods in 1996. The increase resulted from the development of a corporate infrastructure needed to support the planned expansion of company-owned and franchised restaurants, and continued expenses associated with creating brand name recognition for the company's restaurants.

Preopening expenses increased by $46,126 and $191,697 for the 12 and 40 week periods ended October 5, 1997 as compared to the same periods in 1996. The increase relates to initial costs associated with the development of new Harvest Rotisserie restaurants and lease costs for maintaining future restaurant sites.

     Provision for financed area developer operations. Due to limited operating history to date to base an evaluation of credit risk, the Company has recorded a provision for estimated losses on its financed area developer loans of $1,054,784 and $1,340,807 for the 12 weeks and 40 weeks ended October 5, 1997.

     Interest and debt discount expense. Interest and debt discount expense decreased $436,443 for the 40 weeks ended October 5, 1997 as compared to the same period in 1996. The decrease was due to the repayment of $1,684,500 of notes payable in July 1996.

     Net Loss. The Company incurred a net loss of $1,889,061 and $3,585,111 for the 12 and 40 week periods ended October 5, 1997 as compared to $282,192 and $1,380,731 for the same periods in 1996. The increase in net loss for the quarter was primarily due to a financed area developer loss provision of $1,054,784. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded base of restaurants to offset ongoing operating, financing and expansion costs.

Liquidity and Capital Resources

The Company has incurred losses from operations since inception and as of October 5, 1997 has an accumulated deficit of $7,161,907. The Company is not presently generating sufficient revenues to meet its operating needs. Management anticipates that the Company must increase revenues from existing restaurants, open additional company-owned restaurants and realize additional revenues from its franchise program to generate a positive cash flow from operations, although there can be no such assurance.

The Company requires capital principally for the development of restaurants, to provide financing for its area developers, and for working capital to promote brand awareness for its restaurants and the continual development of a corporate infrastructure to support the planned expansion in operations. During 1997, the Company invested $1,121,405 for the acquisition of eight restaurant properties and provided $1,755,832 of financing to its area developers for restaurant development and working capital. The Company also invested $797,802 primarily for the development of two company-owned restaurants that opened in 1997. To date, the Company has funded its capital and operations needs with funds provided from the sale of its securities, including the sale of preferred stock and warrants completed in June 1997 which raised net proceeds of $4,375,536. The Company does not have a working capital line of credit with any financial institution.

The Company used a substantial portion of the proceeds of the preferred offering for the acquisition of eight restaurant properties and for loans made to its area developers under the Company's financed area developer program. The acquired properties were resold by the Company to three area developers in return for a promissory note which has been included in the Company's financed area developer loan program. The area developers have converted the eight properties to Harvest Rotisserie restaurants and are now operating them as franchised units. The Company has committed to loan a total of $3,268,000 under the financed area developer loan program, of which $2,877,327 has been loaned as of October 5, 1997.

Sources of capital are limited to the Company achieving profitable operations in future periods or raising additional capital from investors. The Company anticipates that it will require additional capital to continue its expansion program and maintain its current level of operations. If the Company is unsuccessful in generating additional capital, its expansion plans and operations will be curtailed.

                           PART II - OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of its shareholders on September 30, 1997 to vote on a change of the Company's name to Harvest Restaurant Group, Inc., and to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares. Both proposals based by a majority vote of the shareholders, as follows:

                                               For         Against     Abstain
                                               ---         -------     -------

  Proposal 1: Company Name Change           1,430,483       11,300       3,800

  Proposal 2: Increase Authorized Shares    1,305,458      113,825      26,300


ITEM 6. Exhibits and Reports on Form 8-K

     The Company filed an amended Form 8-K/A during the Quarter ended October 5, 1997 for an original report that was dated June 25, 1997. The Form 8-K/A reported under item 2 (Acquisition and Disposition of Assets) the purchase of certain assets of eight Kenny Rogers Roaster restaurants.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HARVEST RESTAURANT GROUP, INC.


Date: November  15, 1997                 By:  /s/ William J. Gallagher
     -----------------------                 ---------------------------------
                                             William J. Gallagher,
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Duly Authorized Signatory)



Date: November  15, 1997                 By:  /s/ Joseph Fazzone
     -----------------------                 ---------------------------
                                             Joseph Fazzone
                                             Chief Financial Officer
                                             (Duly Authorized Signatory)