Form 10KSB
period 1997-12-28
HARVEST RESTAURANT GROUP INC
filed 1998-04-13
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 28, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

                          Commission File No. 33-95796
                          ----------------------------


                         HARVEST RESTAURANT GROUP, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Texas                                         76-0406417
--------------------------------               --------------------------------
(State or other jurisdiction                  (IRS Employer Identification  No.)
of incorporation or organization)


             1250 N.E. Loop 410, Suite 335 San Antonio, Texas 78209
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (210) 824-2496

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                     Series A Preferred Stock, $1 par value
                              (Title of Each Class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                 -----   -----

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 27, 1998, the market value of the Registrant's Common Stock, excluding shares held by affiliates, was $5,326,536 based upon a closing bid price of $2.06 per share of Common Stock on the NASDAQ SmallCap Market. As of March 27, 1998, 2,699,030 shares of the Registrant's Common Stock were outstanding.

The Registrant's revenues for its most recent fiscal year were $2,037,569

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

Except for the historical information contained herein, the matters set forth in this Form 10-KSB include "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates" and similar terminology, or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause actual results, performance or achievements of Harvest Restaurant Group, Inc. (the "Company") to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, among others: ability to obtain additional financing to continue as a going concern; restaurant performance (including sales and margins); possible NASDAQ delisting; competition; availability of site locations; development and operating costs; consumer acceptance; adverse publicity; availability and terms of capital; products and services; changes in business strategy; completion of acquisitions; general economic conditions; and acts of third parties; as well as other factors as detailed throughout this Form 10-KSB and in the Company's reports filed with the Securities and Exchange Commission. The forward-looking statements included in the Report speak only as of the date hereof, and no assurance can be given that the future results covered by the forward-looking statements will be achieved.

General

Harvest  Restaurant  Group,  Inc. owns,  operates and  franchises  quick service restaurants  under  the  name  "Harvest  Rotisserie",  which  feature  marinated oak-roasted rotisserie chicken, oak-roasted turkey breast, roast ham, an assortment of sandwiches and other fresh homestyle food items. Harvest Rotisserie restaurants emphasize rotisserie oak-roasted chicken and complete homestyle meals that the Company believes to be consistent with (i) an increased consumer demand for take-home prepared foods, (ii) an emphasis on quality, coupled with value and convenience, and (iii) the popularity of homestyle cooking. Harvest Rotisserie side dishes include hot and cold dishes such as coleslaw, various salads, baked beans, stuffing, corn, parsley potatoes, macaroni and cheese, steamed fresh vegetables, mashed potatoes and gravy, rice, creamed spinach, cheese rice and baked cinnamon apples. The Company maintains strict quality standards in purchasing, storing, preparing and serving its entrees, side dishes, desserts and other products.

At December 28, 1997, the Company had 14 Harvest Rotisserie restaurants in operation, four of which were Company-owned restaurants in Texas and ten operated as franchised stores in Florida, Indiana, North Carolina, and Northern California. The Company also had executed leases for five additional restaurant properties in Texas for future development as Harvest Rotisserie restaurants. Eight of the franchised stores were Kenny Roger Roaster restaurants prior to being acquired by the Company in June 1997 and assigned to three area developers for operation as Harvest Rotisserie franchise restaurants. The Company provided financing to the area developers under a secured loan to for the purchase price, cost of conversion and working capital.

Recent Developments

Closure of Restaurants and Write-off of Notes Receivable

During 1997, the Company began the conceptual development of a multi-branded restaurant featuring Harvest Rotisserie along with two or more additional branded restaurants in one building (referred to as "Harvest Food Court"). In January 1998, the Company decided to concentrate its future expansion efforts on the development, operation and franchising of its Harvest Food Court restaurants in Texas. This decision was made partially due to lower per unit development and operating costs for a Harvest Food Court as opposed to a Harvest Rotisserie. Consistent with this change in strategy, the Company no longer intends to develop four of the five properties in San Antonio and Houston, Texas that the Company had previously executed leases for, and is negotiating a disposition of the properties with the respective landlords. The Company intends to develop one remaining leased property in San Antonio, Texas, but currently does not have the necessary funds. In January 1998, the Company closed its restaurant located in Corpus Christi, Texas. The Company also cancelled previous letters of intent to acquire thirteen additional Kenny Rogers Roasters restaurants located in Maryland and Utah.

In the first quarter of 1998, three area developers that operate nine franchised Harvest Rotisserie restaurants in Florida, Indiana and North Carolina closed all nine of these restaurants. The closures were the result of restaurant operating losses caused in part by the inability to develop a sufficient number of stores to reach critical mass in the market place, and the Company's decision not to provide the area developers with additional financing. The Company had guaranteed the leases for all franchised locations, as well as four promissory notes connected with two of the franchised locations and a mortgage note for a restaurant property purchased by the area developer.

Subsequent to closing the restaurants, the Company has contacted each of the lessors and lenders in order to obtain settlement agreements on the related obligations, and generally has been successful in reaching settlement agreements. The Company is a defendant in four lawsuits filed in federal court demanding payment of the four promissory notes it guaranteed in association with the acquisition of the restaurants in Florida.

As a result of the restaurant closings and defaults by the area developers under the loan agreements, the Company has recorded losses totaling $3,387,541 in 1997 associated with the write-off of area developer loans and $1,184,656 for real estate disposition costs for Company-owned and franchised restaurants.

Pending Acquisitions

To facilitate the Company's expansion of the Harvest Food Court restaurants in Texas, the Company has entered into an agreement in principle to acquire an 80% interest in the intangible property rights of Red Line, Inc for a nominal cash payment. Red Line was the franchisor of 25 Red Line Burger restaurants in South Texas prior to filing for Chapter 11 of the U.S. Bankruptcy Code in 1996. The Company intends to utilize the Red Line trademarks and systems within its

Harvest Food Court, and will seek to enter into new franchise agreements with the former Red Line franchises that remain in operation. The Company may also seek to acquire some of the Red Line properties and convert them into Harvest Food Courts, which the Company may later offer for resale to new franchisees. The success of the acquisition is contingent upon the Company's ability to enter into new franchisee agreements for the Red Line restaurants and to raise financing necessary to fund the costs of conversion of the Red Line franchised restaurants into Harvest Food Court restaurants. There can be no assurance that the Company will be successful in obtaining such financing or converting any of the Red Line restaurants into Harvest Food Courts.

On March 24 1998, the Company entered into two nonbinding agreements for the exchange of common stock of the Company for all the issued and outstanding common stock of Surf City Squeeze Acquisition II, Inc. ("Surf City") and Sports Group International, Inc. ("SGI"). The acquisition also requires the payment of $1,000,000 to the shareholders of Surf City. The completion of the acquisitions is subject to a feasibility period that expires April 17,1998. The completion of the acquisitions is also subject to the Company raising $2,000,000 of new financing and obtaining approval of the Company's shareholders and continuation of the Company's NASDAQ SmallCap Market listing. Upon completion of the acquisitions, the Company's current shareholders would retain approximately a 25% interest in the Company on a post acquisition basis.

Surf City is the franchisor of 110-store chain of juice bar restaurants in the United States. Surf City filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in January 1997, and successfully emerged from bankruptcy in January 1998 when its plan of reorganization became effective.

SGI has an exclusive license for the international distribution of a line of Spalding sports drinks and water. The Company obtained the exclusive Spalding license in 1996, and recently began its marketing efforts. The year ended December 1997, SGI incurred losses of approximately $3.4 million on revenues of $1.5 million, and had an accumulated deficit of approximately $11 million at December 31, 1997.


History

The Company was incorporated in Texas in June 1993 under the name Clucker's Tex-Mex Venture, Inc., and changed its name to CluckCorp International, Inc. in April 1995, and changed its name again to Harvest Restaurant Group, Inc. in October 1997. Prior to November 1994, the Company was an area developer for Cluckers Wood Roasted Chicken, Inc. ("CWRC"), the developer and franchiser of the "Cluckers" restaurant concept. In November 1994, the Company exchanged its Cluckers area development agreement with CWRC for systems, franchising materials and the exclusive right to use the Cluckers name in Texas. During 1996 the Company completed the evolution to the Harvest Rotisserie concept and began to concentrate on the development, operation and franchising of Harvest Rotisserie restaurants, which the Company believed to be an improvement over the original Cluckers concept. Accordingly in 1996, the Company converted its one Cluckers restaurant in San Antonio to a Harvest Rotisserie restaurant.

In July 1996, the Company sold 1,000,000 shares of Common Stock and 2,300,000 Common Stock Purchase Warrants ("IPO Warrants") in an initial public offering ("IPO") of its securities through Global Equities Group, Inc. ("Global" or the "Representative") as representative of the underwriters of the IPO. The Company realized net proceeds of approximately $4,700,000 from the IPO based upon the sale of the Common Stock at $5.50 per share and the IPO Warrants at $.125 per IPO Warrant. Proceeds from the IPO were utilized to repay bridge-financing notes, develop the Company-owned restaurants, and develop a corporate infrastructure.

In July 1997, the Company sold 515,000 shares of 12% Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") at $10.00 per share and 1,723,400 Redeemable Preferred Stock Purchase Warrants ("Preferred Warrants") in a public offering of its securities (the "Preferred Offering") through Global as representative of the underwriters of the Preferred Offering. The Company realized net proceeds of approximately $4,375,000 from the Preferred Offering based upon the sale of the Series A Preferred Stock at $10.00 per share and the Preferred Warrants at $.10 per Preferred Warrant. Substantially all of the proceeds of the Preferred Offering were used to acquire restaurant properties in certain metropolitan markets which were resold to area developers for operation as franchised Harvest Rotisserie restaurants and for loans made to the area developers to the fund the purchase price, conversion costs and initial working capital needs.

In December 1997, the Company sold 150 shares of 7% Series B Convertible Preferred Stock ("Series B Preferred Stock") at $10,000 per share in a private transaction. The Company realized net proceeds of $1,340,000 from the sale for working capital purposes.


Area Developers

The Company's area development agreement requires the development of a specified number of restaurants within a delineated territory in accordance with a development schedule and provides the area developer with the exclusive right to open restaurants within the specified territory during the term of the development agreement. The area developers generally pay a nonrefundable fee of $5,000 per restaurant in addition to a restaurant franchise fee of $35,000 as each restaurant is opened.

On June 25, 1997, the Company completed the purchase of certain assets of eight Kenny Rogers Roasters (Roasters") restaurants located in Florida, Indiana, and North Carolina from Roasters Corp., a Florida Corporation. The purchase price included $1,050,000 in cash and the assumption of certain liabilities and lease obligations. For accounting purposes, the acquisition was accounted for as a purchase, and the purchase price, including related acquisition expenses of $71,405, was fully allocated to identified assets and liabilities. Effective concurrent with the acquisition, the Company resold these assets to three area developers, each majority-owned and controlled by the same individual, in exchange for a note receivable and the assignment of the assumed liabilities by the area developers. The Company realized no gain or loss on the resale of the properties. The Company subsequently entered into one additional area development agreement in Northern California. The combined total of the agreements provided for the development of up to 40 franchised Harvest Rotisserie restaurants over a two to three year period in Florida, Indiana, North Carolina, and Northern California.

In addition to providing the financing for the purchase of the acquired Roasters properties, the Company provided financing for renovation and a portion of the working capital. The loans were made pursuant to a convertible secured loan agreement which provided for a two to three year draw period up to the maximum amount as set in the loan agreements. During the draw period, interest only is payable to the Company. Upon expiration of the draw period, the loan converts to a ten year amortizing loan with interest at prime plus 4% and a balloon payment after the fifth year. The loans are secured by a pledge of substantially all of the assets of the area developer and of all the outstanding stock held by the owners of the area developer. The loan agreement also provides the Company with an option to convert all or any part of the loan amount at any time after the draw period into equity of the area developer.

Ten franchised restaurants were opened in 1997; however in the first quarter of 1998, area developers have closed all nine of the franchised restaurants located in Florida, Indiana, and North Carolina. Accordingly, the Company believes that all of the area developer loans are impaired and has recorded a write-off of the area developer loans totaling $3,387,541 as of December 28, 1997. The amount of the write-off was equal to the total amount of loans outstanding. The Company also accrued $800,000 as a real estate disposition liability resulting from the guarantee of the long-term real estate leases on the franchised restaurants, and its abandonment of four Compnay-owned leased locations.

No officer or director of the Company has any equity or financial interest in any area developer.


Franchise Agreements

The Company has completed a Uniform Franchise Offering Circular ("UFOC") and related franchise documents for its Harvest Rotisserie restaurants. The Company intends to amend its UFOC to also provide for the franchising of Harvest Food Court restaurants.

The Harvest Rotisserie franchise agreement provides for (i) a $35,000 per restaurant franchise fee (ii) a 5% royalty on the restaurant's gross revenue, and (iii) a reserve for a national and local advertising fund contribution aggregating up to 3% of gross revenues per restaurant. The franchise agreements provide for a limited area of exclusivity surrounding the franchised restaurant in which the Company may neither develop nor grant to others the right to develop additional restaurants.

The Company's franchise agreement requires that the restaurants be operated in accordance with the operating procedures and menus established by the Company. The Company conducts regular inspections of its restaurants to determine whether they meet applicable quality, service and cleanliness standards and will work with franchisees to improve substandard performance or any items of non-compliance revealed in the course of the inspection. The Company may terminate its agreement with any franchisee that does not comply with such standards. The Company believes that maintaining superior food quality, a clean and pleasing environment and excellent customer service is critical to the reputation and success of its restaurants and intends to act aggressively to enforce applicable contractual requirements. Franchisees could contest such terminations, which would cause the Company to incur potentially significant legal expenses.


Harvest Rotisserie - Current Operations

The following discussion describes the current operations of the three Company-owned Harvest Rotisserie restaurants located in San Antonio, Texas. The Company is not considering opening any additional Harvest Rotisserie restaurants in 1998.

     Complete Meal Value. The Company's restaurants emphasize complete, reasonably priced meals rather than focusing on discounted individual items or an a la carte pricing system. Complete meals begin at approximately $3.99, and menu combinations provide convenient multiple meal selections for couples, families or larger groups. The Company's operating philosophy is to provide3 high quality, quick service meals rather than the food often associated with the fast-food industry. The restaurants offer large food portions, lunch specials and entree combinations at lower prices in order to create a competitive "price to value" concept.

     Fresh, High Quality, Convenient Homestyle Meals. The Company focuses its Harvest Rotisserie restaurant concept on rotisserie oak-roasted chicken, oak-roasted turkey breast, roast ham, meatloaf, sandwiches and a variety of freshly prepared side dishes. Chicken, turkey and ham are delivered to the Company's Harvest Rotisserie restaurants several times each week in order to allow for the fresh preparation of these food products. Cooked food items are prepared with the use of ovens and steamers, rather than the fryers, grills, and microwaves used by many other fast-food establishments. The Company maintains strict quality standards in purchasing, storing, preparing and serving its entrees, fresh side dishes, desserts and other products. All visible fat is removed from poultry and ham prior to preparation. The chicken is marinated for 24 hours in a blend of citrus juices, fresh garlic and natural herbs and spices, and roasted for ninety minutes over hardwood flames in a custom built rotisserie at temperatures as high as 1,200 degrees. The self-basting characteristic of rotisserie cooking is believed to reduce fat and result in moister meat and crispier skin.

     Operations. The Company's Harvest Rotisserie restaurants prominently display a rotisserie within customer view. The location of the rotisserie, coupled with the flames emanating from the hardwood, creates a focal point for the restaurants. Chicken, turkey and other entrees may be purchased in varying quantities or in combination with a choice of side dishes. Most restaurants range in size from approximately 2,200 to 2,800 square feet, offer inside seating and takeout service, have drive-through windows, and seating capacities for 45 to 70 customers. Generally, restaurant hours are from 11 A.M. to 11 P.M., seven days a week.

     Management and Training. A typical Harvest Rotisserie restaurant will employ between fifteen and twenty people daily, on a staggered basis designed to match employee work hours to customer traffic. Restaurant personnel generally include a manager, assistant manager, cooks, counter personnel and kitchen workers. In addition, restaurant managers are responsible for selecting and training new employees who will generally undergo an on-the-job training period under the supervision of an experienced employee. Ongoing employee training is the responsibility of the restaurant manager.

     Advertising and Promotion. The Company currently markets its restaurants on a limited basis primarily through restaurant signage, direct mail, and in-store displays, which emphasize the quality and homestyle nature of the food products. The Company expanded its advertising efforts during the second and third quarters of 1997 to include additional use of print media, together with radio commercials. The Company's expanded advertising efforts were intended to promote awareness of the Harvest Rotisserie restaurants in target markets.

     Unit Economics. The average cost of opening a Harvest Rotisserie restaurant in a leased facility, including site selection costs, leasehold improvements, acquisition of furniture, fixtures and equipment, opening inventories and certain preopening expenses (including salaries, training, travel, advertising and promotion), has ranged from $125,000 to $600,000 per restaurant, depending upon the size and location of the restaurant and the amount of leasehold improvements required. If the Company elects to purchase the land and/or building, the development costs will be significantly higher.

     Site Selection. The Company considers the location of a restaurant to be critical to its long-term success and therefore devotes significant efforts to the evaluation of potential sites. The site selection process involves consideration of a variety of factors including (i) demographics, such as target population density and household income levels, (ii) specific site characteristics such as visibility, accessibility and traffic volume, (iii) proximity to activity centers, (iv) parking availability and (v) potential competition in the area. The Company's executive officers inspect each potential Company-owned and franchised restaurant location prior to the execution of a lease. The opening of new restaurants is contingent upon, among other things, locating satisfactory sites, negotiating favorable leases or purchase agreements, completing construction and securing appropriate government permits and approvals. Once a site is available to the Company and necessary approvals and permits have been obtained, approximately 60 to 180 days are required to complete construction and open the restaurant.


Growth Strategy

Historically, the Company's primary growth strategy has been to expand its Harvest Rotisserie restaurant concept, principally by franchising through financed area developers. However, the Company is not considering opening any additional Harvest Rotisserie restaurants or entering into additional area developer agreements in 1998. The Company currently does not have any funds available to develop any restaurants.

The Company intends to concentrate its future expansion efforts on the development of Harvest Food Court restaurants in Texas. To facilitate its expansion, the Company has entered into an agreement in principle to acquire an 80% interest in the intangible property rights of Red Line, Inc. The success of this acquisition is contingent upon the Company's ability to raise the necessary financing to the fund costs of conversion of the Red Line restaurants into Harvest Food Court restaurants.

The Company has also entered into non-binding stock exchange agreements with Surf City and SGI. The completion of these acquisitions is contingent upon the completion of a feasibility period, the Company raising $2,000,000 of financing necessary to complete the transaction, shareholder approval, and continuation of the Company's NASDAQ SmallCap Market listing.


Competition

The food service industry is intensely competitive with respect to food quality, concept, location, service and price. There are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company competes with take-out food service companies, fast-food restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets and prepared food stores, as well as with supermarkets and convenience stores. Competitors include pizza restaurants, Chinese food restaurants, other purveyors of carryout food and convenience dining establishments, including such chains as Pizza Hut, McDonald's, Dairy Queen and others. Other rotisserie chicken and homestyle food concept restaurants, such as Boston Market and Kenny Rogers' Roasters, provide direct and intensive competition. This intense competition has resulted in the sale or closing of a number of rotisserie roasted chicken restaurants including establishments operated by the Company and some of the larger franchise chains. The inclusion of roasted or baked chicken at many large, national food service chains, such as KFC and Roy Rogers, and in supermarkets and convenience stores, creates significant additional competition. Moreover, other national food service chains or companies could introduce new rotisserie roasted or baked chicken restaurants.

Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product and local competitive factors. Some or all of these factors could cause the Company and future franchisees to be adversely affected.

The Company also competes for franchisees with multinational fast-food chains, national and regional restaurant chains and other regional and local restaurant franchisers. Most restaurant franchisers have greater market recognition and greater financial, marketing and human resources than the Company.

Trademarks and Service Marks

The Company has registered with the United States Patent and Trademark Office its "Harvest Rotisserie" name, trademark and service mark ("Marks"). There can be no assurance that the Company will obtain sufficient protection for its Harvest Rotisserie Marks or, that it will have the financial resources to enforce or defend its Marks.


Government Regulation

The Company's restaurants must comply with federal, state and local government regulations applicable to consumer food service businesses, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, mandated health insurance coverage and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it is in compliance with these provisions.

Certain states and the Federal Trade Commission require a franchiser to provide specified disclosure statements to potential franchisees before granting a franchise. Additionally, many states require the franchiser to register its Uniform Franchise Offering Circular ("UFOC") with the state before it may offer a franchise. The Company believes that its Harvest Rotisserie UFOC (together with any applicable state versions or supplements) complies with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which the Company intends to offer franchises.


Insurance

The Company carries general liability, product liability and commercial insurance of up to $2,000,000, which it believes is adequate for businesses of its size and type. However, there can be no assurance that the Company's insurance coverage will remain adequate or that insurance will continue to be available to the Company at reasonable rates.

Franchisees are required to maintain certain minimum standards of insurance pursuant to their franchise agreements including commercial general liability insurance, worker's compensation insurance and all risk property and casualty insurance. The Company requires that it be named as an additional insured on any such policies.

Employees

At March 27, 1998, the Company had approximately 100 employees, of whom 10 are corporate management and administrative personnel, 6 are restaurant management personnel, and the remaining serve as restaurant hourly employees. The Company's employees are not represented by a union and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 2,500 square feet of space for its executive offices in San Antonio, Texas under a month-to-month lease for $3,300 per month. The Company believes its executive office facilities are adequate for its needs in the foreseeable future and that additional space if needed, is available at reasonable rates.

As of December 28, 1997, the Company had three Company-owned Harvest Rotisserie restaurants in operation in San Antonio, Texas and one restaurant in Corpus Christi, Texas. The Company had also executed leases for five additional restaurant properties for future Harvest Rotisserie restaurants to be developed in San Antonio and Houston, Texas. In January 1998, the Company decided not to develop at least four of its five properties in San Antonio and Houston, Texas which the Company had previously executed leases for, and is negotiating a disposition of the properties with the respective landlords. The Company intends to develop the remaining leased property in San Antonio, Texas but currently does not have the funds necessary to do so. In January 1998, the Company closed its restaurant located in Corpus Christi, Texas.

In addition, during the first quarter of 1998, nine of the Company's ten franchised locations were closed. The Company had guaranteed the real estate leases on all franchised locations. The Company has accrued a real estate disposition liability of $800,000 at December 28, 1997, which the Company believes will be sufficient to settle all obligations related to the closing of the Company-owned and franchised restaurants, and the abandonment of the restaurant properties under development.




                          Form of                 Lease              Monthly
Location                  ownership               Expiration         Rent
--------                  ---------               ----------         ----

Operating Harvest Rotisserie Restaurants:

Fredericksburg Road       Building Lease          August 1998        $2,554
San Antonio, TX

Walzem Road               Building Lease          February 2006      $2,700
San Antonio, TX

Tezel Road                Real Estate  N/A        N/A                N/A
San Antonio, TX           Owned


Undeveloped Site:

4620 Broadway (1)         Building Lease          January 2002       $4,900
San Antonio, TX

Closed Restaurants and Abandoned Properties:

South Padre Island Drive      Building Lease         November 1999       $5,000
Corpus Christi, TX

2Hwy 281/Loop 1604 (2)        Ground Lease           February 2022       $4,500
San Antonio, TX

DeZavala Road (2)             Ground Lease           May 2027            $5,000
San Antonio, TX

South Braeswood Road (2)      Building Lease         January 2004        $3,000
Houston, TX

11730 West Avenue (2)         Building Lease         May 2002            $4,500
San Antonio, TX



(1) The Company currently does not have the funds required to develop this property, and is seeking a joint venture partner to share in the development cost.

(2) The Company intended to develop these properties as Harvest Rotisserie restaurants when initially acquired but has since decided to abandon these lease sites.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a named party in the following legal proceedings:

On January 22, 1998, the Company and its Florida area developer were named as defendants in three separate lawsuits filed in Florida in Broward County Circuit Court by K.R. Chicken Associates, K.R. Sarasota Associates, Ltd., and K.R. Memphis-Florida Associates Limited Partnership. (Case numbers 98-01090, 98-01092, and 98-01093) The plaintiffs are seeking to foreclose a security interest on promissory notes of the Company's Florida area developer, Florida Harvest, Inc., which are guaranteed by the Company in the aggregate principal amount of $455,244. The plaintiffs have agreed not to proceed with further legal action until after May 1, 1998, to allow the parties the opportunity to negotiate a settlement.

On January 27, 1998, the Company and Florida Harvest, Inc. its Florida area developer, were named as defendants in a lawsuit filed in Florida in Hillsborough County Circuit Court by Pollo Operations, Inc. (case number 98-00604) The plaintiff is seeking to foreclose a mortgage lien and security interest in real property. The Company is guarantor of the $868,000 mortgage note payable to Pollo Operations, Inc. The Company's area developer is in the process of marketing the real property, and the plaintiffs have agreed not to proceed with further legal action until the sale of the property is completed.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "ROTI" since July 9, 1996. The following table sets forth for the quarters indicating the range of high and low closing sale prices of the Company's Common Stock for each quarter of fiscal 1996 and 1997, as reported by the NASDAQ SmallCap Market.

                                                                Price
                                                         ------------------
                                                            High      Low
                                                            ----      ---

          Fiscal Year 1996:
          Third Quarter       (October 6, 1996)          $   8.25  $   5.67
          Fourth Quarter      (December 29, 1996)        $   7.75  $   5.75

          Fiscal Year 1997:
          First Quarter       (April 20, 1997)           $   7.75  $   6.00
          Second Quarter      (July 13, 1997)            $   8.00  $   4.75
          Third Quarter       (October 5, 1997)          $   5.09  $   1.43
          Fourth Quarter      (December 28, 1997)        $   2.63  $    .75

          Fiscal Year 1998:
          First Quarter       (Through March 27, 1998)   $   2.06  $    .50

The National Association of Securities Dealers, Inc., which administers the NASDAQ SmallCap Market, sets the criteria for continued eligibility on the NASDAQ SmallCap Market. In order to continue to be included on the NASDAQ SmallCap Market, a company must maintain $2 million in value of its net tangible assets, a $1 million market public float, two market-makers, at least 300 holders of the Common Stock, 500,000 shares in the public float and a minimum bid price of $1.00 per share. At this time the Company does not meet the minimum net tangible asset criteria, and which cannot be met by the Company without obtaining additional equity capital. The Company's failure to meet the NASDAQ SmallCap Market's maintenance criteria may result in the discontinuance of the inclusion of its securities in the NASDAQ SmallCap Market. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, a shareholder may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.

Holders of Record

As of March 27, 1998, the Company had approximately 600 beneficial holders of its Common Stock.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

The Company is authorized to issue 20,000,000 shares of $.0l par value Common Stock. At December 28, 1997, there were 2,698,630 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $1.00 par value (the "Preferred Stock"). The Preferred Stock may, without action by the stockholders of the Company, be issued by the Board of Directors from time to time, in one or more series for such consideration and with such relative rights, privileges and preferences as the Board may determine. Accordingly, the Board has the power to fix the dividend rate and to establish the provisions, if any, relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of Preferred Stock issued in the future.

In 1997, the Board of Directors of the Company authorized two series of Preferred Stock, i) Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") consisting of up to 3,000,000 shares, and (ii) Series B Convertible Preferred Stock ("Series B Preferred Stock") consisting of up to 1,000 shares.

Series A Redeemable Convertible Preferred Stock

At December 28, 1997 there were 515,000 shares of $1.00 par value Series A Redeemable Convertible Stock. Series A Preferred Stock shareholders are entitled to receive dividends at the quarterly rate of $.30 per share, payable in cash or in the Company's Common Stock at the sole discretion of the Company. The Series A Preferred Stock may be redeemed in whole or in part by the Company at any time after March 11, 1998, for cash or in Common Stock of the Company in its sole discretion, at 110% of the bid price per share of the Series A Preferred Stock on the NASDAQ SmallCap Market for the 20 trading days prior to the redemption date.

The Series A Preferred Stock automatically converts into Common Stock at any time after March 11, 1998 if the closing price for the Series A Preferred Stock, as quoted on the NASDAQ SmallCap Market or any national securities exchange, exceeds $20.00 per share for ten consecutive trading days. The holder of Series A Preferred Stock has the right, at the holder's option, at any time after March 11, 1998, to convert any or all such shares of Series A Preferred Stock into Common Stock. The number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock is equal to $10.00 divided by $3.70, subject to certain adjustments.

The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of Series A Preferred Stockholders or as to matters that all stockholders are entitled to vote on as a matter of law. The Series A Preferred Stock has a liquidation preference of $10.00 per share.

Series B Preferred Stock

At December 28, 1997, there were 150 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into either the Company's Series A Preferred Stock or the Company's Common Stock. The conversion rate per share is equal to $10,000 divided by the lower of (a) $11.00 or (b) 80% of the average bid price of the Series A Preferred or Common Stock at the time of conversion. Provided, however, in order to convert into Common Stock, the price of the Common Stock must be above $3.00 per share. The Series B Preferred Stock accrue dividends at the rate of 7% annually, payable at the time of conversion. The Series B Preferred Stock is junior to the Series A Preferred Stock, has no voting rights and has a liquidation preference of $10,000 per share.

Redeemable Preferred Stock Purchase Warrants

At December 28, 1997 there were 1,723,400 Redeemable Preferred Stock Purchase Warrants outstanding ("Preferred Warrants"). Each Preferred Warrant represents the right to purchase one share of Series A Preferred Stock at an exercise price of $10.50 per share until June 11, 2002.

Preferred Warrants may be redeemed, in whole or in part, at the option of the Company, upon 30 days' notice, at a redemption price equal to $.01 per Preferred Warrant at any time after March 11, 1998 if the closing price of the Company's Series A Preferred Stock on the NASDAQ SmallCap Market averages at least $11.00 per share for a period of 20 consecutive trading days or if the Company redeems the Series A Preferred Stock.

Common Stock Purchase Warrants.

At December 28, 1997 there were 2,300,000 Common Stock Purchase Warrants outstanding (the "IPO Warrants"). Each IPO Warrant entitles the holder to purchase one share of Common Stock at $4.00 per share until July 9, 2001.

IPO Warrants may be redeemed, in whole or in part, at the option of the Company, upon 30 days notice, at a redemption price equal to $.01 per IPO Warrant at any time after July 9, 1997, if the closing price of the Company's Common Stock on the NASDAQ SmallCap Market averages at least $8.00 per share for a period of 20 consecutive trading days.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

At the end of the Company's fiscal year on December 28, 1997, the Company had fourteen restaurants in operation, however, ten of these restaurants were subsequently closed during the first quarter of 1998. The Company opened its first restaurant in January 1994, and three additional Company-owned restaurants between November 1996 and February 1997, and ten franchised restaurants were opened between July 1997 and October 1997. Eight of the franchised restaurants were originally Kenny Roger Roaster restaurants prior to being acquired by the Company on June 25, 1997. The purchase price included $1,050,000 in cash and the assumption of certain liabilities and lease obligations. Effective concurrent with the acquisition, the Company resold these assets to three area developers, each majority-owned and controlled by the same individual, in exchange for a note receivable and the assignment of the assumed liabilities by the area developers. The Company realized no gain or loss on the resale of the properties. The Company subsequently entered into one additional area development agreement in California.

In addition to providing the financing for the purchase of the acquired Roaster properties, the Company provided financing for the costs to renovate and reopen the properties as Harvest Rotisserie restaurants. The Company also financed a portion of the area developers initial working capital. The loans were made pursuant to a convertible secured loan agreement which provided for a two to three year draw period up to the maximum amount as set in the loan agreements.

In the first quarter of 1998, three area developers that operated nine Harvest Rotisserie restaurants in Florida, Indiana and North Carolina closed all nine of these restaurants. In addition, one Company-owned restaurant was closed, and development plans ceased at four other locations that were to be developed in San Antonio, Texas. The Company had entered into long-term real estate leases on the Company owned locations, and guaranteed similar leases for the franchised locations, as well as guaranteed certain promissory notes connected with three of the franchised locations.

The Company believes that all of the area developer loans are impaired and has recorded a write-off of loans totaling $3,387,541 as of December 28, 1997. The Company has evaluated its potential costs for the full settlement of each of the long-term real estate leases, as well as the assumed promissory notes, and has accrued $700,000 as a real estate disposition liability with a relating charge to operations. In addition it accrued $100,000 as a real estate disposition liability and has recognized a total charge of $484,656 related to the ceasing of development of four other Company-owned restaurants properties and the closing of one operating restaurant. The charge to operations includes the full impairment of the leasehold property and equipment, and the recognition of a loss on disposition of the restaurant location and applicable rent expense.

     Results of Operations - Fiscal Year 1997 Compared to Fiscal Year 1996

     Revenues. Revenues from Company-owned restaurants for 1997 were $1,637,569, an increase of over 500% as compared to 1996. The increase in revenues was due to the opening of three additional restaurants between November 1996 and February 1997. Revenues from these restaurants are lower than management's expectations and averaged approximately 60% of capacity during 1997. The Company also recognized $400,000 in franchise fees which were received from the sale of ten franchises in 1997.


     Costs and Expenses. Cost of food and paper was 48.4% of restaurant revenues for 1997, as compared to 46.4% in 1996. Food and paper costs remained higher than historical averages during 1997 primarily due to food usage for recipe development and the opening of an additional restaurants during 1997, which typically has higher costs during the initial periods after opening.

Restaurant salaries, benefits, occupancy and related expenses, and operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities and other occupancy costs. The combined total of these expenses was $1,646,175, or 100.5% of restaurant revenues and $257,806, or 97.7% of restaurant revenues for 1997 and 1996, respectively. A substantial portion of these costs are fixed or indirectly variable and therefore were disproportionate to restaurant revenues for both years due to low sales volumes and the opening of new restaurants, which have higher expenses during the initial periods after opening.

General and administrative expenses increased $657,509, or 52.1% in 1997 as compared to 1996. The increase resulted from the development of a corporate infrastructure needed to support the expansion of Company-owned and franchised restaurants, and an advertising program initiated during the second quarter of 1997 intended to create brand name recognition for the Company's Harvest Rotisserie restaurants. In 1997, these expenses included: salaries, benefits and contract services (39%); professional fees (15%); travel related expenses (13%); advertising and promotion (19%); and other general and administrative expenses (14%).

Preopening expenses of $152,548 in 1997 relate to initial costs associated with the opening of two new Harvest Rotisserie restaurants in 1997 and lease costs for maintaining a restaurant site which the Company still intends to develop in the future.

     Other Income (Expense). Interest income increased $54,333 in 1997 as compared to 1996, primarily due to interest received on developer loans. Interest and debt discount expense decreased $435,900 in 1997 as compared to 1996 due to the repayment of $1,684,500 of long-term debt in July 1996.

     Net Loss. The Company incurred a net loss of $7,240,827 and $2,011,254 for 1997 and 1996, respectively. The increase in net loss for 1997 was primarily due to losses associated with the write-off of area developer notes receivable and the disposition of properties for closed restaurants. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded base of restaurants to offset ongoing operating, financing and expansion costs. The Company currently lacks the funds necessary to develop additional restaurants and requires additional financing to continue as a going concern.



Results of Operations - Fiscal Year 1996 Compared to Fiscal Year 1995

     Revenues. Restaurant revenues for 1996 were $263,892, a 16.4% increase as compared to 1995. The increase in revenues was due to the opening of an additional restaurant in November 1996. On a comparative basis, the same store revenues decreased $32,820 or 14.5% between 1996 and 1995, due in part to a reduction in the restaurant operating hours. In 1996 this restaurant was also being used as a training facility.

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

Restaurant salaries, benefits, occupancy and related expenses, and operating expenses include all other restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was $257,806 or 97.7% of restaurant revenue for 1996, as compared to 277,646 or 122% for 1995. A substantial portion of these costs is fixed or indirectly variable and therefore is disproportionate to revenues for both periods due to low sales volumes.

General and administrative expenses increased $693,593 or 122% in 1996 as compared to 1995. The increase resulted from the establishment of the Company's corporate offices in 1996 and expenses associated with the Company's financing, franchising, and expansion activities. In 1996, these expenses included: salaries, benefits and contract services (25%); professional fees and offering expenses (37%); travel related expenses (10%); advertising and promotion (11%); and other general and administrative expenses (17%).

Preopening expenses increased by $71,711 for 1996 as compared to the same period in 1995. A substantial portion of the increase relates to initial costs associated with the development of a new Harvest Rotisserie restaurant, which opened in November 1996.

     Interest and Debt Discount Expense. Interest and debt discount expense increased to $454,818 for 1996, as compared to $140,497 for 1995. The significant increase relates to the issuance of $1,684,000 face amount of 10% Bridge Notes from December 1994 to March 1996. The total amount of amortized debt discount in 1996 was $367,153. The Bridge Notes were repaid in full in July 1996 from proceeds of the Company's IPO.

     Net Loss. The Company incurred a net loss of $2,011,254 for 1996 as compared to $924,483 for 1995. The increase in net loss for 1996 was primarily the result of significantly higher interest, debt discount expenses and general and administrative expenses.


Liquidity and Capital Resources

The Company has incurred operating losses since inception, and as of December 28, 1997 had an accumulated deficit of $10,817,623 and a working capital deficit of $713,637. In addition, during the first quarter of 1998, ten of the Company's fourteen restaurants have closed. The Company is not currently generating sufficient revenues from operations to meet its cash requirements. All of these factors raise substanial doubts about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need to obtain additional funds through debt or equity offerings to fund its working capital needs and the development of new restaurants and a franchising program until profitable operations are achieved. Management believes that it will require approximately $2 million of additional financing for working capital and to develop additional restaurants.

During 1997, the Company used $1,986,540 of cash in its operations. In order to continue as a going concern and generate positive cash flow from operations, the Company must develop an expanded base of profitable restaurants and realize revenues from its franchise program. The Company currently does not have the necessary funds to develop any additional restaurants and will require additional capital in 1998 for the development of restaurants and for working capital.

During 1997, the Company invested $1,213,603 for the purchase of property and equipment for Company-owned restaurants opened in 1997 and provided $3,387,541 of financing to its area developers in the form of notes receivable for the development and operation of ten franchised Harvest Rotisserie restaurants. In the first quarter of 1998, the area developers closed nine of the franchised restaurants. Accordingly, the Company considers the entire amount of the area developer loans to be impaired and recognized a full write-off of the loans as of December 28, 1997. The Company has accrued a real estate disposition liability of $800,000 at December 28, 1997, which the Company believes will be sufficient to settle all obligations related to the closing of the Company-owned and franchised locations.

To date, the Company has financed its capital and operational needs with funds provided from the sale of its securities, including its IPO in July 1996, the exercise of common stock warrants in January 1997, the sale of preferred stock and warrants completed in June 1997, and the private sale of preferred stock in December 1997. The Company does not have a working capital line of credit with any financial institution.

Sources of capital are limited to the Company's ability to raise additional capital from investors, and ultimately achieving profitable operations. The

Company will require additional  capital to continue as a going concern.  If the
Company  is  unsuccessful  in  obtaining   additional  capital,   the  Company's
operations and expansion plans will be substantially curtailed or terminated.

ITEM 7.  FINACIAL STATEMENTS

The financial information required by this item is found beginning on page F-1.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accounting or financial disclosure.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Harvest Restaurant Group, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Harvest Restaurant Group, Inc. and Subsidiaries as of December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each year in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvest Restaurant Group, Inc. and Subsidiaries as of December 28, 1997 and the results of its operations and its cash flows for each year in the two year period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


AKIN, DOHERTY, KLEIN & FEUGE, P.C.


San Antonio, Texas
March 27, 1998

Harvest Restaurant Group, Inc. and Subsidiaries
Consolidated Balance Sheet


                                                                   December 28,
                                                                       1997
                                                                   ------------

ASSETS
Current Assets
    Cash                                                           $    774,674
    Cash, restricted                                                    300,000
    Inventories                                                          15,345
    Other current assets                                                 17,400
                                                                   ------------
         Total Current Assets                                         1,107,419

Property and Equipment, net                                           2,039,052

Other Assets
    Intangible property rights, net of accumulated
      amortization of $237,750                                          161,750
    Deposits                                                             70,978
    Other assets                                                        110,406
                                                                   ------------
                                                                        343,134
                                                                   ------------

                                                                   $  3,489,605
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable, trade                                        $    652,817
    Accrued liabilities:
       Real estate disposition costs                                    800,000
       Other accrued liabilities                                        156,460
    Current portion of long-term debt                                   211,779
                                                                   ------------
         Total Current Liabilities                                    1,821,056


Long-term Debt, less current portion                                     41,963

Commitments and Contingencies

Stockholders' Equity
    Preferred stock                                                     515,150
    Common stock - $.01 par value; 20,000,000 shares
       authorized, 2,698,630 shares issued and outstanding               26,986
    Additional paid-in capital                                       11,902,073
    Accumulated deficit                                             (10,817,623)
                                                                   ------------
         Total Stockholders' Equity                                   1,626,586
                                                                   ------------

                                                                   $  3,489,605
                                                                   ============

See notes to consolidated financial statements.

Harvest Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Operations


                                                          Fiscal Year Ended
                                                     December 28,   December 29,
                                                         1997           1996
                                                     -----------    -----------

Revenues
    Restaurant operations                            $ 1,637,569    $   263,892
    Franchise fees                                       400,000
                                                     -----------    -----------
                                                       2,037,569        263,892

Costs and Expenses
    Cost of food and paper                               791,704        122,530
    Restaurant salaries and benefits                     703,148        125,954
    Occupancy and related expenses                       281,611         58,191
    Operating expenses                                   661,416         73,661
    Preopening expenses                                  152,548        131,074
    General and administrative expenses                1,918,707      1,261,198
    Depreciation and amortization                        289,227        104,467
    Loss on abandonment of company-owned properties      484,656
    Loss on disposition of franchised restaurants        700,000
    Write-off of area developer notes receivable       3,387,541
                                                     -----------    -----------
         Total costs and expenses                      9,370,558      1,877,075
                                                     -----------    -----------

Loss from operations                                  (7,332,989)    (1,613,183)

Other income (expense)
    Interest income                                      111,080         56,747
    Interest expense and debt discount                   (18,918)      (454,818)
                                                     -----------    -----------
                                                          92,162       (398,071)
                                                     -----------    -----------

Net loss                                             $(7,240,827)   $(2,011,254)
                                                     ===========    ===========



Per Share Data
    Basic loss per common share                      $     (3.18)   $     (1.29)
                                                     ===========    ===========

    Weighted average number of common
            shares outstanding, basic                  2,380,547      1,553,824
                                                     ===========    ===========




See notes to consolidated financial statements.




Harvest Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                                 Total
                                                                                Additional                   Stockholders'
                                               Preferred          Common         Paid-In      Accumulated       Equity
                                                 Stock            Stock          Capital        Deficit        (Deficit)
                                                 -----            -----          -------        -------        ---------

Balance at January 1, 1996                   $       --       $      9,900    $    994,007   $ (1,565,542)   $   (561,635)

Issuance of common stock in
   initial public offering                                          10,000        4,730,290                     4,740,290
Other issuances of common stock                                        650          219,233                       219,883
Common stock no longer subject
    to rescission                                                      578          195,240                       195,818
Net loss for the year                                                                          (2,011,254)     (2,011,254)
                                             ------------     ------------    ------------   ------------    ------------

Balance at December 29, 1996                         --             21,128       6,138,770     (3,576,796)      2,583,102

Issuance of common stock
   for exercise of warrants                                          2,562         566,313
                                                                                                                  568,875
Issuance of preferred stock in
   public offering                                515,000                        3,860,436                      4,375,436
Preferred stock dividends paid
   with common stock                                                 3,296          (3,296)
Issuance of preferred stock in
   private placement                                  150                        1,339,850                      1,340,000
Net loss for the year                                                                          (7,240,827)     (7,240,827)
                                             ------------     ------------    ------------   ------------    ------------

Balance at December 28, 1997                 $    515,150     $     26,986    $ 11,902,073   $(10,817,623)   $  1,626,586
                                             ============     ============    ============   ============    ============





See notes to consolidated financial statements.






Harvest Restaurant Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows



                                                                         Fiscal Years Ended
                                                                   December 28,        December 29,
                                                                       1997                1996
                                                                   -----------         -----------
Operating Activities
    Net loss for the year                                          $(7,240,827)        $(2,011,254)
    Adjustments to reconcile net loss
      to net cash used in operations:
         Depreciation and amortization                                 289,227             104,467
         Amortization of bridge note discount                                              367,154
         Provision for real estate disposition costs                   800,000
         Impairment of property and equipment                          219,249
         Forfeitures of deposits                                       117,100
         Write-off of area developer notes receivable                3,387,541
         Changes in operating assets and liabilities:
             Inventories                                                (6,687)             (3,614)
             Deferred financing costs                                                      144,074
             Other current assets                                       (6,810)             29,410
             Accounts payable and accrued expenses                     454,667             103,925
                                                                   -----------         -----------
                  Net cash (used) by operating activities           (1,986,540)         (1,265,838)

Investing Activities
    Purchases of property and equipment                             (1,213,603)         (1,059,654)
    Increase in deposits and other assets                             (102,138)           (161,555)
    Issuance of notes receivable to area developers                 (3,387,541)
                                                                   -----------         -----------
                  Net cash (used) by investing activities           (4,703,282)         (1,221,209)

Financing Activities
    Net proceeds from sale of preferred stock and warrants           5,715,436
    Net proceeds from sale of common stock and warrants                568,875           4,960,173
    Proceeds from issuance of bridge notes payable                                         376,370
    Proceeds from bank borrowings                                                          200,000
    Increase in restricted cash for bank obligations                   (80,000)           (220,000)
    Repayments of bridge notes payable                                                  (1,684,500)
    Repayments of bank borrowings                                      (11,258)
                                                                   -----------         -----------
                  Net cash provided by financing activities          6,193,053           3,632,043
                                                                   -----------         -----------

Net increase (decrease)  in cash                                      (496,769)          1,144,996

Cash at beginning of year                                            1,271,443             126,447
                                                                   -----------         -----------

Cash at End of Year                                                $   774,674         $ 1,271,443
                                                                   ===========         ===========





See notes to consolidated financial statements.


                                       F-5

Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 28, 1997 and December 29, 1996



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Harvest Restaurant Group, Inc. ("Harvest" or the "Company") is an operator and developer of a quick service restaurant concept operated under the name Harvest Rotisserie. The restaurants provide high quality, quick service food featuring marinated oak-roasted rotisserie chicken with a variety of homemade side dishes. At December 28, 1997, there were fourteen restaurants in operation, consisting of three company-owned restaurants in San Antonio, Texas, one company-owned restaurant in Corpus Christi, Texas, and ten franchised restaurants located in four other states. During January and February of 1998, the Company's area developers closed nine of the ten franchised restaurants and the Company also closed its Corpus Christi restaurant.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company has adopted a 52/53-week fiscal year that ends on the last Sunday in December, and consists of thirteen four-week periods. The first quarter consists of four periods and each of the remaining three quarters consist of three periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.

Cash and Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 28, 1997, the Company had deposits of $291,791 in financial institutions that exceeded the FDIC insured amount.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of restaurant food and paper.

Property and Equipment: Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives or applicable lease terms of the respective assets (generally five to seven years for furniture, fixtures and equipment and 15 to 20 years for buildings and leasehold improvements). Maintenance and repairs are charged to expense as incurred, while improvements that increase the value of the property and extend the useful lives are capitalized.

Intangible Property Rights: Intangible property rights acquired from an unaffiliated corporation are stated at the original acquired cost and amortized over the expected period to be benefited. Amortization expense of $97,925 and $39,950 is included in the accompanying statements of operations for 1997 and 1996, respectively.

Long-Lived  Assets:  The Company  periodically  assesses  the  valuation  of its long-lived assets in light of projected operating results and economic conditions. When factors indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected from the use of such asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the asset.

Revenue Recognition: Revenue from Company-owned restaurants is recognized in the period during which the related food and beverage products are sold. Royalties are recognized in the period that the related franchise store revenue is generated. Revenue from initial nonrefundable franchise and area development fees is recognized when the franchise store is opened and all conditions relating to the sale have been substantially performed or satisfied by the Company.

Preopening Costs: Preopening costs, which consist primarily of salaries and other direct expenses relating to the set up, initial stocking, training, and general management activities incurred prior to the opening of new stores, are charged to expense as incurred.

Advertising Costs: Advertising costs of $360,028 and $133,366 during 1997 and 1996, respectively, were charged to expense as incurred.

Federal Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided against net deferred tax assets when realization is uncertain.

Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 28, 1997 and December 29, 1996



Loss Per Common Share: Loss per common share is presented in accordance with SFAS No. 128 "Earnings per Share", and is computed by dividing net loss, less dividends on preferred stock, by the weighted average number of shares outstanding during each year. The effects of incremental shares issuable upon the assumed exercise of stock options and warrants is not presented as the results on loss per common share is antidilutive for both 1997 and 1996.

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


NOTE B - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception, and as of December 28, 1997 had an accumulated deficit of $10,817,623 and a working capital deficit of $713,637. In addition, during the first quarter of 1998, ten of the Company's fourteen restaurants have closed all of which raise doubts about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need to obtain additional financing through debt or equity offerings to fund the development of new restaurants and a franchising program until profitable operations are achieved.


NOTE C - LONG-TERM DEBT

At December 28, 1997, the Company had a $200,000 note payable to a financial institution. The note is collateralized by a $200,000 money market account, bears interest at the rate of 6.50% and is payable in monthly installments of interest only. The principal and accrued interest is due at the maturity date of April 2, 1998.

At December 28, 1997 the Company has a $53,742 note payable to a financial institution, which the Company had assumed payment responsibility for on behalf of an unaffiliated entity in connection with obtaining the Corpus Christi restaurant site. The note bears interest at 10.25% and is payable in monthly installments of $1,394 including principal and interest, and matures in November 2001. Certain equipment, fixtures and equipment collateralize the note.

The Company also has a letter of credit outstanding at December 28, 1997 in the amount of $100,000 issued in the favor of a landlord as security for the Company's obligations under a real estate lease. The letter of credit is secured by a $100,000 certificate of deposit.

The Company's weighted-average interest rate on it short-term borrowings, before amortization of debt discount, was 7.42% in 1997 and 9.8% in 1996. After considering amortization of debt discount in 1996, the weighted-average interest rate was 50.6% in 1996.

Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



NOTE D - SUPPLEMENTAL FINANCIAL STATEMENT DATA

Property and equipment consists of the following at December 28, 1997:

Land                                                                $   160,000
Buildings and improvements                                              477,936
Furniture, fixtures and equipment                                       679,871
Leasehold improvements                                                  975,261
                                                                    -----------
                                                                      2,293,068
Less accumulated depreciation                                          (254,016)
                                                                    -----------

Property and equipment, net                                         $ 2,039,052
                                                                    ===========


Other accrued liabilities consist of the following at December 28, 1997:

 Payroll and related liabilities                                    $    45,706
 Reporting costs                                                         59,755
 Taxes, other than payroll and income taxes                              50,999
                                                                    -----------

Total other accrued liabilities                                        $156,460
                                                                    ===========


NOTE E - OPERATING LEASES

The Company currently conducts the majority of its operations and maintains administrative offices in leased facilities. The Company is also the primary lessee under various leases for restaurants operated by the Company's franchisees. See Note L. Lease terms generally are ten years with two or three five-year renewal options. Most of the leases contain escalation clauses and require payment of common area maintenance charges or taxes, insurance and other expenses. The Company also leases certain equipment under non-cancelable operating leases having terms expiring at various dates through 2002. Rental expense under operating lease agreements, including common area maintenance charges, was $427,048 and $120,262 for the years ended December 28, 1997 and December 29, 1996, respectively.

Future minimum lease payments that are required under operating leases and sublease proceeds that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                             Minimum       Sublease       Net
                                              Rental        Rental      Rental
    Years Ending December:                   Payments      Proceeds    Payments
    ----------------------                   --------      --------    --------

           1998                             $  457,525   $   54,135   $  403,390
           1999                                432,673       54,135      378,538
           2000                                406,824       54,135      352,689
           2001                                397,610       54,135      343,475
           2002                                365,343       54,135      311,208
           Thereafter                        1,899,530                 1,899,530
                                            ----------   ----------   ----------

   Total future minimum lease payments      $3,959,505   $  270,675   $3,688,830
                                            ==========   ==========   ==========

Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



NOTE F - FEDERAL INCOME TAXES

Deferred income taxes resulted from the following temporary differences and loss carryforwards at December 28, 1997:


Deferred tax asset - loss carryforwards                            $ 10,900,000
                                                                   ============

Net deferred tax asset at expected rates                           $  3,706,000
Less valuation allowance                                             (3,706,000)
                                                                   ------------

               Deferred tax asset allowed                          $       --
                                                                   ============

The Company has not recorded any income tax expense (benefit) since its inception. The Company's tax operating loss carryforwards are available for utilization against taxable income and expire in various amounts from 2008 through 2012.


NOTE G - STOCKHOLDERS' EQUITY

Initial Public Offering: In July 1996, the Company sold 1,000,000 shares of common stock and 2,300,000 warrants to purchase common stock in an initial public offering of its securities. The Company realized net proceeds of $4,740,290 from the offering based upon the sale of the common stock at $5.50 per share and the warrants at $.125 per warrant.

Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock").
 In June 1997, the Company sold 515,000 shares of Series A Preferred Stock and 1,723,400 warrants to purchase Series A Preferred Stock in a public offering. The Company realized net proceeds of $4,375,436 from the sale of the Series A Preferred Stock at the face amount of $10 per share and the warrants at $.10 per warrant.

Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $.30 per share, representing a yield of 12% per annum. Dividends may be paid in either cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share.

The Series A Preferred Stock is convertible at the option of the holder at any time after March 11, 1998, into shares of the Company's common stock. The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock at any time after March 11, 1998, if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed at the option of the Company at any time after March 11, 1998, upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption price in either cash or common stock.

Series B Preferred Stock: The Company has designated 1,000 shares of its authorized preferred stock as Series B Convertible Preferred Stock ("Series B Preferred Stock"). In December 1997, the Company sold 150 shares of Series B Preferred Stock in a private transaction. The Company realized net proceeds of $1,340,000 from the sale of the Series B Preferred Stock at a face amount of $10,000 per share.

The Series B Preferred Stock is convertible at the option of the holder into either the Company's Series A Preferred Stock or the Company's common stock. The conversion rate per share is equal to $10,000 divided by the lower of (a) $11.00 or (b) 80% of the average bid price of the Series A Preferred or common stock at the time of conversion. However, in order to convert into common stock, the price of the common stock must be above $3.00 per share. The Series B preferred stock accrue dividends at the rate of 7% annually, payable in cash or stock at the time of conversion. The Series B Preferred Stock is junior to the Series A Preferred Stock, has no voting rights and has a liquidation preference of $10,000 per share.



Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



Share Amounts Issued and Outstanding: The Company has issued and outstanding the following preferred and common stock:


                                                                  Series A       Series B
                                                                  Preferred      Preferred         Common
                                                                    Stock          Stock           Stock
                                                                    -----          -----           -----

Shares outstanding at January 1, 1996                                  --              --           990,000

    Issuance of common stock in initial public offering                                           1,000,000
    Other issuances of common stock                                                                  65,000
    Common stock no longer subject to rescission                                                     57,750
                                                                  ---------       ---------       ---------

Shares outstanding at December 29, 1996                                --              --         2,112,750

    Issuance of common stock for exercise of warrants                                               256,280
    Issuance of preferred stock in a public offering                515,000
    Issuance of preferred stock in private placement                                    150
    Preferred stock dividend paid with common stock                                                 329,600
                                                                  ---------       ---------       ---------

Shares outstanding at December 28, 1997                             515,000             150       2,698,630
                                                                  =========       =========       =========


Loss Per Common Share: A reconciliation of the calculation of the basic loss per common share for the years 1997 and 1996 is as follows:

                                                         1997           1996
                                                     -----------    -----------

Net loss                                             $(7,240,827)   $(2,011,254)

Preferred stock dividends paid in common stock          (339,900)
                                                     -----------    -----------

Net loss applicable to common shareholders           $(7,580,727)   $(2,011,254)
                                                     ===========    ===========


Weighted average common shares outstanding             2,380,547      1,553,824
                                                     ===========    ===========

Basic loss per common share                          $     (3.18)   $     (1.29)
                                                     ===========    ===========


Stock Option Plan: The Company's 1994 Stock Option Plan provides for the granting of either incentive stock options or non-qualified stock options.
Options can be issued to officers, employees, directors and outside consultants;
however, incentive stock options are issuable only to eligible officers and employees. The Company has reserved a total of 500,000 shares of common stock for the plan. All options granted under the plan during 1997 and 1996 have been at or above fair market value at the date of grant and vest over various periods beginning in 1997 through 2001.

On September 3, 1997 and February 5, 1998, the Board of Directors authorized a repricing of the option exercise price for all outstanding options granted under the Plan to $2.25 and $1.00, respectively, with no change in the vesting periods. The revised exercise prices represented approximately 150% and 200%, respectively, of the fair market value of the stock at the date of the repricing.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 29, 1996, under the fair value method of that Statement.

                                      F-10

Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



The fair value of options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions at December 28, 1997 and December 29, 1996:

                                               1997               1996
                                             --------           -------

    Expected volatility                         93%                47%
    Risk-free interest rate                    6.6%               6.5%
    Expected lives                          3 years            4 years
    Dividend yield                             none               none


The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including, the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting periods. The Company's pro forma information is as follows for the years 1997 and 1996:

                                                   1997                1996
                                               -------------      -------------

Pro forma net loss                             $  (7,323,827)     $  (2,082,678)

Pro forma net loss per common share                    (3.22)             (1.34)


A summary of the activity of the Company's stock option plan is presented below:

                                                          1997                              1996
                                             ------------------------------   -------------------------------
                                                           Weighted-Average                  Weighted-Average
                                               Shares       Exercise Price     Shares         Exercise Price

Outstanding options at beginning of year      206,000         $     5.94        80,000          $     2.50
   Granted                                    240,000               2.80       206,000                5.94
   Exercised                                     --                 --            --                  --
   Forfeited                                     --                 --         (80,000)               2.50
                                             --------                         --------

Outstanding options at end of year            446,000         $     4.25       206,000          $     5.94
                                             ========                         ========

Options exercisable at year end               196,375                           85,000
                                             ========                       ==========

Weighted average fair value of
   options granted during the year                            $     2.80                        $     5.94
                                                              ==========                        ==========







Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



The following table summarizes information about the options outstanding at December 28, 1997, after consideration of the repricing on February 5, 1998:

                                     Options Outstanding                           Options Exercisable
                   ------------------------------------------------------     -----------------------------
                                    Weighted-Average
                     Number             Remaining        Weighted-Average       Number     Weighted-Average
  Exercise Price   Outstanding      Contractual Life       Exercise Price     Exercisable   Exercise Price
  --------------   -----------      ----------------       --------------     -----------   --------------

     $ 1.00          446,000           3.3 years             $ 1.00            196,375         $ 1.00


Warrants: The following is a summary of warrants outstanding at December 28, 1997:

                                                       Warrants/         Exercise
Issue Date          Purpose                             Options            Price               Expiration
----------          -------                             -------            -----               ----------

Common stock warrants:

July 1996           Initial public offering            2,300,000            4.00              July 9, 2001
July 1996           Initial public offering              100,000            6.60              July 9, 2001
July 1996           Initial public offering              200,000            4.15              July 9, 2001
                                                      ----------

    Outstanding at December 28, 1997                   2,600,000
                                                       =========

Series A Preferred Stock warrants:

June 1997           Public offering                    1,723,400           10.50              June 11, 2002
June 1997           Public offering                       50,000           16.00              June 11, 2002
June 1997           Public offering                      150,000           10.63              June 11, 2002
                                                      ----------

    Outstanding at December 28, 1997                   1,923,400
                                                       =========


NOTE H - AREA DEVELOPER FINANCING AND WRITE-OFF OF NOTES RECEIVABLE

On June 25, 1997, the Company  completed the purchase of certain assets of eight
Kenny  Rogers  Roasters  restaurants  located  in  Florida,  Indiana,  and North
Carolina from Roasters Corp., a Florida Corporation. The purchase price included
$1,050,000  in  cash  and  the  assumption  of  certain  liabilities  and  lease obligations.  The acquisition was accounted for as a purchase,  and accordingly, the purchase  price,  including  related  acquisition  expenses of $71,405,  was allocated to identified assets and liabilities, with no excess of purchase price over the net assets acquired.  Effective  concurrent with the  acquisition,  the
Company  resold these assets to three area  developers,  each majority owned and controlled by the same  individual,  in exchange for a note  receivable  and the assignment  of the  assumed  liabilities  by the area  developers.  The  Company realized  no  gain  or  loss  on the  resale  of  the  properties.  The  Company
subsequently   entered  into  one  additional  area  development   agreement  in
California. The combined total of the agreements provided for the development of up to 40  franchised  Harvest  Rotisserie  restaurants  over a two to three year period in Florida, Indiana, North Carolina, and California.

In addition to providing the financing for the purchase of the acquired Roasters properties, the Company provided financing for the costs to renovate and reopen the properties as Harvest Rotisserie restaurants. The Company also financed a portion of the area developers initial working capital needs. The loans were made pursuant to a convertible secured loan agreement which provided for a two to three year draw period up to the maximum amount as set in the loan





Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



agreements. During the draw period, interest only is payable to the Company. Upon expiration of the draw period, the loan converts to a ten year amortizing loan with interest at prime plus 4% and a balloon payment after the fifth year. The loans are secured by a pledge of substantially all of the assets of the area developer and of all the outstanding stock held by the owners of the area developer. The loan agreement also provides the Company an option to convert all or any part of the loan amount at any time after the draw period into equity of the area developer.



Ten franchised restaurants were opened in 1997; however in the first quarter of 1998, area developers have closed all nine of the franchised restaurants located in Florida, Indiana, and North Carolina. Accordingly, the Company believes that all of the area developer loans are impaired and has recorded a write-off of the area developer loans totaling $3,387,541 as of December 28, 1997. The entire amount of the area developer loans were written off, as the Company does not expect to recover any amounts from the area developers. The costs expected to be incurred with respect to the Company's guarantee of the long-term real estate lease agreements on the franchised restaurants is discussed in Note L - Contingencies.

Total interest income for 1997 recognized on the impaired loans was $65,059, which is based on the actual amounts collected. Interest income is not accrued on loans considered impaired. The total interest income the Company would have earned based on the contractual terms of the loans was $170,191.


NOTE I - RELATED PARTY TRANSACTIONS

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

During 1996, the Company paid its Chairman and Chief Executive Officer $29,800 for certain furniture and fixtures used in the operations of the Company.

Pursuant to Statement of Financial Accounting Standards No. 57. "Related Party Disclosures" all the Company financed area developers may be deemed to be related parties as a result of the lending and franchise relationships with the area developers. No Company officer, director or members of their families have any direct or indirect interest with any of the Company's area developers. Franchise fees earned from area developers in 1997 was $400,000, and total interest income received from the area developers in 1997 was $65,059. During 1997, the Company loaned $3,381,255 to its area developers to finance the purchase, development and operation of certain restaurant properties.



NOTE J - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                             1997         1996
                                                           --------     --------

Supplemental disclosure of cash flow information:

    Interest paid in cash                                  $ 18,918     $139,423
    Income taxes paid in cash                                  --           --

Supplemental disclosure of noncash investing and financing activities:

    Assumption of note payable for assets                  $ 65,000     $   --
    Payment of preferred stock dividends in common stock    339,900         --


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The only financial instruments of the Company at December 28,1997, are cash equivalents and notes payable. The carrying amount of the financial instruments approximate fair value.

Harvest Restaurant Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-Continued
December 28, 1997 and December 29, 1996



NOTE L - CONTINGENCIES

As discussed in Note H, nine of the Company's ten franchised restaurants opened in 1997 were subsequently closed in the first quarter of 1998. In addition, one Company-owned restaurant was closed, and development plans were ceased at four other locations which were to be developed as Company-owned restaurants in San Antonio. The Company had entered into long-term real estate leases on the Company-owned locations, and guaranteed similar leases for the franchised locations, as well as guaranteeing certain promissory notes connected with three of the franchised locations.

Subsequent to the closing of the restaurants and ceasing of development efforts at the other locations, the Company has contacted each of the lessors and lenders in order to obtain settlement agreements on the related obligations. The Company generally has been successful in reaching settlement agreements. The Company is also a defendant in three lawsuits filed in federal court demanding full payment plus court costs associated with certain promissory notes associated with the acquisition of the Kenny Rogers Roaster's restaurants in Florida.

The Company has evaluated its potential costs for the full settlement of each of the long-term real estate leases on the franchise restaurants, as well as the assumed promissory notes, and has accrued $700,000 at December 28, 1997 as a real estate disposition liability with a relating charge to operations.

The Company has also accrued $100,000 at December 28, 1997 as a real estate disposition liability and recognized a total charge of $484,656 related to the impairment and loss on the abandonment of the four other Company-owned restaurant locations as well as the closing of one Company-owned restaurant. The charge to operations includes the full impairment of the leasehold property and equipment, and the recognition of a loss on disposition on the restaurant location and applicable rent expense.

Management believes the accrued real estate disposition liability of $800,000 at December 28, 1997 will be sufficient to settle all obligations related to the closing of franchised locations, Company-owned location and the restaurant sites under development, and anticipates that settlement agreements will be reached with all respective parties during 1998.


NOTE M - SUBSEQUENT EVENTS

On March 24 1998, the Company entered into two nonbinding agreements for an exchange of common stock of the Company for the all issued and outstanding common stock of Surf City Squeeze Acquisition Corp. II ("Surf City"), and SGI, Inc. ("SGI"). The agreement also requires the payment of $1,000,000 to the shareholders of Surf City. The completion of the acquisitions is subject to a feasibility period that expires no later than April 17, 1998. The completion of the acquisitions is also subject to the Company's ability to raise $2,000,000 of new financing and obtaining shareholder approval for the acquisition. Upon completion, the Company's current shareholders would retain approximately a 25% interest of the Company on a post acquisition basis.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers

The following table sets forth certain information regarding the Company's executive officers and directors:

                                                                             Officer or
Name                            Age      Office                              Director Since
----                            ---      ------                              --------------

William J. Gallagher(1)(2)      58       Chairman of the Board of            June 1993
                                         Directors and Chief
                                         Executive Officer

Larry F. Harris                 39       President, Chief Operating          October 1996
                                         Officer and Director

Sam Bell Steves Rosser          34       Vice President - Development        June 1993
                                         and Director

Joseph Fazzone                  37       Chief Financial Officer             January 1997

Michael M. Hogan(1)(2)          49       Director                            August 1996

Theodore M. Heesch(1)(2)        60       Director                            August 1996

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other Director of Executive Officer expect Mr. Rosser who is Mr. Gallagher's son-in-law. Directors not employed by the Company receive
$750 each for attending Board of Directors' meetings and are reimbursed for out-of-pocket expenses.




Background

The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:



     William J. Gallagher is the Chairman and Chief Executive Officer of the Company since December 1996 and he devotes approximately 90% of his time in this capacity. In addition, he is President of Jagbanc Capital Ltd., a merchant bank headquartered in San Antonio, Texas. From February 1991 to September 1994, Mr. Gallagher was the founder and then Chairman and CEO of WaterMarc Food Management, Inc., which operated 32 Marcos Mexican restaurants, Billy Blues Barbecue Grills, Longhorn Cafes and BBQ Pete's restaurants. In addition, WaterMarc produced and marketed Chris Pitts and Billy Blues Bar-B-Q sauce. From February 1990 until September 1992, Mr. Gallagher was a Vice President at Kemper Securities. Prior to 1990, Mr. Gallagher founded or co-founded several companies including Sunny's National Stores (a 150-unit convenience store chain in Texas), American Drive-Inn (an 18-unit drive-in restaurant chain in Houston, Texas) and the Guadeloupe Valley Winery in New Braunfels, Texas. Mr. Gallagher also served as a director of Cluckers Wood Roasted Chicken, Inc., the developer and franchiser of the "Cluckers" restaurant concept, from June 1993 to November 1994.

     Larry F. Harris joined the Company in October 1996 as Executive Vice President and Chief Operating Officer and was appointed President in December 1996. From December 1994 to September 1996 he was Co-President and Chief Operating Officer for a Monterey Pasta Company franchisee. From June 1994 to December 1994, he was Director of Operations for a Boston Market area developer and from 1984 to 1992, he was employed by PepsiCo's Pizza Hut, Inc., division in various senior management roles, including National Director of Operations for PepsiCo Foods International Mexico.

     Sam Bell Steves Rosser joined the Company in June 1993, as its President and assumed the duties of Vice President-Development in March 1995. He was employed by Olive Garden restaurants as a member of the store operating staff from March 1992 until May 1993. From October 1988 until December 1991, he was employed by Dwight L. Lieb, a real estate developer, as a commercial property manager and leasing agent.

     Joseph Fazzone joined the Company in January 1997 as Chief Financial Officer. He has provided accounting and financial consulting services in San Antonio, Texas as a sole practitioner since November 1994. From December 1991 to November 1994, he served as Chief Financial Officer of WaterMarc Food Management, Inc., a restaurant operator and franchiser founded by Mr. Gallagher. From 1990 to 1991, he served as Corporate Controller of TI-IN Network, Inc., a San Antonio based educational satellite broadcasting network. From 1989 to 1990, he served as Manager-Corporate Planning and Financial Analysis of Intelogic Trace, Inc., a nationwide computer service provider. From 1984 to 1989, Mr. Fazzone served as an Audit Manager with the San Antonio office of Ernst & Young. Mr. Fazzone devotes approximately 90% of his time to the Company's affairs. Mr. Fazzone is a certified public accountant, having received a B.B.A. degree in accounting from Southwest Texas State University and an M.B.A. degree from the University of Texas at San Antonio.

     Michael M. Hogan received his B.B.A. degree in accounting from the University of Texas at Austin in 1972, and has been engaged in the private practice of accounting since 1975. His practice emphasizes restaurant formation, operation and financing. From 1987 to 1989, he was a co-founder and Chief Financial Officer of the 18-unit American Drive-Inn restaurants in Houston, Texas, and in 1990 was one of the founders of two Tejas Grill restaurants in Austin, Texas.

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

Significant Employee

     Paul C. LaMotta joined the Company in September 1997 as Vice President of Operations. Mr. LaMotta has over 16 years experience in the multi-unit restaurant business. From October 1994 to September 1997 he was Vice President - Operations for BC Superior, a Boston Market area developer, with responsibility for over 30 stores in the southeast U.S. Prior to September 1994, he held operations and franchise management positions with Wendy's from February 1994 to September 1994; Bonanza from July 1992 to February 1994 and Sbarro's May 1986 to May 1992.





ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation for the past three years to the Chief Executive Officer and to other executive officers who received compensation in excess of $100,000 during the year ended
December 28, 1997.

Summary Compensation Table

                                             Annual Compensation
                                    ------------------------------------
                                                                 Other          Long-term
                                                                 Annual        Compensation          All
Name and                                                         Compen-          Awards            Other
Principal Position         Year       Salary         Bonus       sation          Options        Compensation
------------------         ----       ------         -----       ------          -------        ------------

William J. Gallagher       1997      $89,519       $ 37,156     $17,663               $0                  $0
     Chairman and          1996       79,209              0       3,640                0                   0
     Chief Executive       1995       59,211              0           0                0                   0
     Officer

 Larry F. Harris           1997      $87,692       $ 25,000     $     0               $0                  $0
     President and         1996       23,158              0           0                0                   0
     Chief Operating       1995            0              0           0                0                   0
     Officer


In August 1995, the Company entered into a five-year employment agreement with William J. Gallagher, its Chairman, to act as its franchise sales director based upon a salary equal to the greater of $75,000 per year or 20% of all franchise and area development fees paid to the Company, together with 5% of all royalty fees received by the Company under any franchise agreements and area development agreements which were executed during the time of Mr. Gallagher's employment agreement. Mr. Gallagher was appointed Chief Executive Officer of the Company in December 1996 and continues to be responsible for franchise and area development sales. In September 1996, Mr. Gallagher's employment agreement was amended to increase his base salary from $75,000 to $90,000 per year. Mr. Gallagher's employment agreement also provides for the payment of other annual compensation in the form of an auto allowance and life insurance benefits, which amounted to $17,663 in 1997.

Larry F. Harris, the Company's President, is paid a base salary of $90,000 per year and is entitled to incentive bonuses aggregating up to an additional
$90,000 computed under a formula based upon the number of Company-owned restaurants in operation and gross revenues in connection with the restaurants.

Stock Option Plan

In July 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal
Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. In July 1997, the number of shares of Common
Stock reserved to be issued under the Plan was increase from 250,000 to 500,000 shares.


                                       28

The Plan is administered by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

The per share exercise price of the Common Stock subject to an incentive stock option may not be less than the fair market value of the Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to these limitations.

No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination during which he or she can exercise the option.

Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to nonqualified options.

Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five-year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of their stock options with no additional investment other than their original shares. Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available again for issuance.

On September 3, 1997 and February 5, 1998, the Board of Directors authorized a repricing of the option exercise price for all outstanding options granted under the Plan to $2.25 and $1.00, respectively, with no change in the vesting periods. The revised exercise prices represented approximately 150% and 200% , respectively, of the fair market value of the stock at the date of the repricing. As of March 27, 1998, options to purchase 483,000 shares have been granted under the Plan, but no options have been exercised to date. A total of 420,000 options have been issued to the Company's executive officers and directors, as follows.

                                 Number of       Exercise
     Name                     Options Granted     Price        Expiration Date
     ----                     ---------------     -----        ---------------

     William J. Gallagher         140,000         $1.00        September 2001
     Larry F. Harris              100,000          1.00        September 2001
     Sam Bell Steves Rosser        40,000          1.00        September 2002
     Joseph Fazzone                80,000          1.00        January   2002
     Theodore M. Heesch            30,000          1.00        September 2001
     Michael M. Hogan              30,000          1.00        September 2001
                                 --------
     Total                        420,000
                                 ========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 27, 1998 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 1250 N.E. Loop 410, Suite 335, San Antonio, Texas 78209. The table also reflects all shares of Common Stock, which each individual has the right to acquire within 60 days from the date hereof upon exercise of stock options, or common stock purchase warrants.

                                              Number of
                                              Shares of
                                               Common
                                             Stock Owned           Percent of
                                              of Record           Common Stock
    Name                                   and Beneficially          Owned
    ----                                   ----------------          -----

    William J. Gallagher (l) (2)                186,667               6.6%
    Larry F. Harris (3)                         100,000               3.6%
    Sam Bell Steves Rosser (4)                  106,666               3.9%
    Joseph Fazzone (5)                           80,000               2.9%
    Michael M. Hogan (6)                         30,000               1.1%
    Theodore M. Heesch (6)                       30,000               1.1%

    All officers and directors
    as a group (6 persons) (2)(3)(4)          3,119,030              17.1%
                           (5)(6)

(1) Messrs. Gallagher and Rosser may be deemed to be "promoters" and "founders" of the Company as those terms are defined under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.
(2) Includes 140,000 shares that Mr. Gallagher may purchase pursuant to options.
(3)  Includes 100,000 shares that Mr. Harris may purchase pursuant to options.
(4)  Includes 40,000 shares that Mr. Rosser may purchase pursuant to options.
(5)  Includes 50,000 shares that Mr. Fazzone may purchase pursuant to options
(6) Includes 30,000 shares that Mr. Hogan, and Mr. Heesch may purchase pursuant to options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1995, the Company executed an agreement with Bruce T. McGill, then a director of the Company, to develop up to ten Cluckers restaurants in Singapore over a 20-year period. Mr. McGill agreed to pay a $50,000 license fee (including $20,000 in cash and a promissory note for $30,000), a 5% royalty and a 4% advertising fee on the gross revenues generated from the Cluckers restaurants. The license was converted to apply to Harvest Rotisserie restaurants in March 1996. In October 1996, the Company refunded $10,000 of the deposit, cancelled the $30,000 promissory note and reduced the number of restaurants under the agreement from ten to two restaurants. Under the agreement, Mr. McGill also had the right of first refusal until March 30, 1997 to match the terms of any license the Company agrees to sell to develop Harvest Rotisserie restaurants in Malaysia. No restaurants have yet been developed under the agreement.


In August 1995, the Company entered into an employment agreement with Mr. Gallagher, the Chairman and Chief Executive Officer of the Company that was subsequently amended in September 1996.

During 1996, the Company paid Mr. Gallagher $29,800 for the purchase of certain furniture and fixtures used in the operation of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM -K
----------------------------------------

(a.) Exhibits:

Exhibit No.                         Title
-----------                         -----

2.01           Articles of Incorporation of the Registrant, as amended(l)

2.02           Bylaws of the Registrant(l)

2.03           Articles of Incorporation of Harvest Restaurants, Inc.(l)

2.04           Bylaws of Harvest Restaurants, Inc.(l)

2.05           Articles of Incorporation, of Cluckers Restaurants, Inc.(l)

2.06           Bylaws of Cluckers Restaurants, Inc.(l)

10.01          Incentive Stock Option Plan(l)

10.02          Settlement Agreement with Cluckers Wood Roasted Chicken, Inc.(l)

10.12          Uniform Franchise Offering Circular (Cluckers) (1)

10.13          Form of Franchise Agreement (Cluckers)(1)

10.14          Form of Area Development Agreement (Cluckers)(1)

10.15          Employment Agreement with Mr. Gallagher(l)

10.16          Employment Agreement with Mr. Gibbs (l)

10.17          Area Development Agreement with Mr. McGill(l)

10.20          Uniform Franchise Offering Circular (Harvest Rotisserie)(1)

10.21          Form of Area Development Agreement (Harvest Rotisserie)(1)

10.22          Form of Franchise Agreement (Harvest Rotisserie)(1)

10.23          License Agreement(l)

10.24          License Agreement(l)

10.25          Amendment to Area Development Agreement with Mr. McGill (2)

10.27          Ground Lease      (Harvest Rotisserie - Dezavala) (2)

10.28          Ground Lease      (Harvest Rotisserie - Herzberg) (2)

10-29          Consulting Agreement with the Representative (2)

10.30          Building Lease (Harvest Rotisserie - Corpus Christi) (2)

10.31          Building Lease (Harvest Rotisserie - San Antonio) (2)

10.32          Agreement with Roasters Corp. (2)

10.33          Agreement with Pollo Operators, Inc. (2)

10.34          Building Lease (Harvest Rotisserie - 11730 West Avenue) (2)

10.35          Land Contract (St. Petersburg) (2)

10.37          Subscription Documents relative to purchase of Series B Preferred
               Stock (3)

10.38          Form of Convertible Secured Note issued to area developers

10.39          Form of Revolving Promissory Note issued to area developers

10.40          Share Exchange Agreement with Surf City Acquisition Corp II.

10.41          Share Exchange Agreement with Sports Group International, Inc.

27.1           Financial Data Schedule as of December 28, 1997


(1) Incorporated by reference to the Registrant's definitive Registration Statement on Form SB-2, file No. 33-95796 declared effective on July 9, 1996.
(2) Incorporated by reference to the Registrant's definitive Registration Statement on Form SB-2, file no. 333-21067 declared effective on June 11, 1997.
(3) Incorporated by reference to the Registrant's definitive Registration Statement on Form S-3, file no. 333-45189 declared effective on February 17, 1998.

(B)  Reports on Form 8-K

The Company filed a Form 8-K during the fourth quarter of 1997 dated December 26, 1997. The Form 8-K reported under Item 5. (Other Events) the completion of the sale of 150 shares of the Company's $1.00 par value Series B Preferred Stock in a private transaction for gross proceeds of $1,500,000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio,Texas, on April 13, 1998.

                                           HARVEST RESTAURANT GROUP, INC.


                                           By: /s/ William J. Gallagher
                                              ----------------------------------
                                              William J. Gallagher
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

Signature                      Title                             Date
---------                      -----                             ----

/s/ William J. Gallagher       Chairman of the Board of          April 13, 1998
William J. Gallagher           Directors and Chief Executive
                               Officer

/s/ Larry F. Harris            President and Director            April 13, 1998
Larry F. Harris

/s/ Sam Bell Steves Rosser     Vice President - Development,     April 13, l998
Sam Bell Steves Rosser         and Director

/s/ Joseph Fazzone             Chief Financial officer           April 13, 1998
Joseph Fazzone                 and Principal Accounting
                               Officer

/s/ Michael M. Hogan           Director                          April 13, 1998
Michael M. Hogan

/s/ Theodore M. Heesch         Director                          April 13, 1998
Theodore M. Heesch