Form 10QSB
period 1998-04-19
HARVEST RESTAURANT GROUP INC
filed 1998-06-08
CIK 949485

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSIONPRIVATE
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 19, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                        Commission File Number: 33-95796

                         HARVEST RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)


              Texas                                           76-0406417
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


                         1250 N.E. Loop 410, Suite 335
                            San Antonio, Texas 78209
          (Address of principal executive offices, including zip Code)

                                 (210) 824-2496
                         (Registrant's telephone number)

--------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
                      3,014,030 shares as of May 31, 1998

                         HARVEST RESTAURANT GROUP, INC.

                                      INDEX





PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

     ITEM 1. Financial Statements

             Consolidated Balance Sheets -
             April 19, 1998 and December 28, 1997                            3

             Consolidated Statements of Operations -
             16 Weeks Ended
             April 19,1998 and April 20, 1997                                4

             Consolidated Statements of Cash Flows -
             16 Weeks Ended
             April 19, 1998 and April 20, 1997                               5


             Notes to Financial Statements                                   6


     ITEM 2. Managements Discussion and Analysis of
             Financial Condition and Results of Operations                   8


PART II. OTHER INFORMATION

         NONE

      SIGNATURES                                                            10



                            HARVEST RESTAURANT GROUP, INC.
                             Consolidated Balance Sheets


                                                           April 19,      December 28,
                                                             1998            1997
                                                         ------------    -------------
                                                         (Unaudited)
ASSETS
Current Assets
        Cash                                             $     69,405    $    774,674
        Cash, restricted                                      100,000         300,000
        Inventories                                             3,967          15,345
        Other current assets                                     --            17,400
                                                         ------------    ------------
                Total Current Assets                          173,372       1,107,419

Property and Equipment, net                                 1,902,416       2,039,052

Other Assets
        Intangible property rights, net of accumulated
           amortization of $287,519 in 1998 and
           $237,750 in 1997                                   111,981         161,750
        Deposits                                               49,718          70,978
        Other assets                                           60,389         110,406
                                                         ------------    ------------
                                                              222,088         343,134
                                                         ------------    ------------
                                                         $  2,297,876    $  3,489,605
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Accounts payable, trade                          $    362,077    $    652,817
        Accrued liabilities                                   950,716         956,460
        Current portion of long-term debt                     186,573         211,779
                                                         ------------    ------------
                Total Current Liabilities                   1,499,366       1,821,056

Long-term debt, less current portion                           37,546          41,963

Stockholders Equity
        Preferred stock                                       515,150         515,150
        Common stock - $.01 par value, authorized
           20,000,000, issued 2,774,030 in 1998
           and 2,698,630 in 1997                               27,740          26,986
        Additional paid-in capital                         11,901,319      11,902,073
        Accumulated deficit                               (11,683,245)    (10,817,623)
                                                         ------------    ------------
          Total Stockholders Equity                           760,964       1,626,586
                                                         ------------    ------------
                                                         $  2,297,876    $  3,489,605
                                                         ============    ============



See notes to financial statements (unaudited).

                                          3

                         HARVEST RESTAURANT GROUP, INC.
               Consolidated Statements of Operations (Unaudited)




                                                           16 Weeks Ended
                                                     --------------------------
                                                       April 19,      April 20,
                                                         1998           1997
                                                     -----------    -----------

Revenues                                             $   222,101    $   446,994

Costs and Expenses
        Cost of food and paper                           118,481        230,248
        Salaries and benefits                            107,220        234,685
        Occupancy and related expenses                    46,140         65,012
        Other operating expenses                          78,675        140,219
        Preopening expenses                               42,156         86,314
        General and administrative expenses              534,929        436,505
        Depreciation and amortization                    157,454         60,635
                                                     -----------    -----------
          Total costs and expenses                     1,085,055      1,253,618
                                                     -----------    -----------

Loss from operations                                    (862,954)      (806,624)

Other income (expense)
        Interest income                                    4,736         16,882
        Interest and debt discount expense                (7,404)        (7,816)
                                                     -----------    -----------
                                                          (2,668)         9,066
                                                     -----------    -----------

Net Loss                                             $  (865,622)   $  (797,558)
                                                     ===========    ===========



Preferred stock dividends                               (154,500)          --
Net loss applicable to common stock                   (1,020,122)          --

Basic loss per common share                          $      (.38)   $      (.34)
                                                     ===========    ===========
Basic weighted average common shares outstanding       2,711,353      2,316,279
                                                     ===========    ===========


See notes to financial statements (unaudited).



                               HARVEST RESTAURANT GROUP, INC.
                     Consolidated Statements of Cash Flows (Unaudited)


                                                                        16 Weeks Ended
                                                                  --------------------------
                                                                    April 19,      April 20,
                                                                      1998           1997
                                                                  -----------    -----------
Operating Activities:
        Net loss for the period                                   $  (865,622)   $  (797,558)
        Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                              157,454         60,635
           Write-off of deposits                                       93,678
           Changes in operating assets and liabilities:
                Inventories                                            11,378        (15,125)
                Other current assets                                   17,400        (29,056)
                Accounts payable and accrued expenses                (296,484)       209,651
                                                                  -----------    -----------
                        Net cash (used) in operating activities      (882,196)      (571,453)

Investing Activities:
        Purchase of property and equipment                                          (555,021)
        Additions to deposits                                         (18,450)      (212,522)
        Refunds of deposits                                            25,000           --
                                                                  -----------    -----------
Net cash (used) in investing activities                                 6,550       (767,543)

Financing Activities:
        Proceeds from sale of common stock and warrants                              568,875
        Proceeds from borrowings                                      173,686           --
        Cash restricted for bank obligations                          200,000         20,000
        Repayments of bank borrowings                                (203,309)        (4,136)
                                                                  -----------    -----------
Net cash provided by financing activities                             170,377        584,739
                                                                  -----------    -----------

Net increase (decrease) in cash                                      (705,269)      (754,257)
Cash at beginning of year                                             774,674      1,271,443
                                                                  -----------    -----------

Cash at end of period                                             $    69,405    $   517,186
                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
          Interest paid                                           $     7,404    $   130,243
                                                                  ===========    ===========
          Federal income taxes paid                               $      --      $      --
                                                                  ===========    ===========



See notes to financial statements (unaudited).

                                             5

                         HARVEST RESTAURANT GROUP, INC.
                   Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Harvest Restaurant Group, Inc. ("Harvest or the "Company") is an operator and developer of quick service restaurant concepts operated under the name Harvest Rotisserie and most recently Harvest Food Court. At December 28, 1997, there were fourteen Harvest Rotisserie restaurants in operation, consisting of four company-owned restaurants and ten franchised restaurants. In January 1998, the Company began to concentrate its efforts on the development, operations and franchising of Harvest Food Court restaurants in Texas. In the first quarter of 1988, the Company significantly curtailed its operations and closed one company-owned Harvest Rotisserie restaurant and the Companys area developers closed nine franchised Harvest Rotisserie restaurants. Subsequently, two additional company-owned restaurants have closed and the Company opened its first Harvest Food Court restaurant in May 1998.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been made. The statements are subject to year-end adjustment. The consolidated results of operations for the 16 weeks ended April 19, 1998 may not be indicative of the results for the full fiscal year. For further information, refer to the Companys audited financial statements as filed with the Securities and Exchange Commission in the Companys Form 10-KSB for the year ended December 28, 1997.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception, and as of April 19, 1998 had an accumulated deficit of $11,683,245 and a working capital deficit of $1,325,994. In addition, the Company lacks the financial resources to develop additional restaurants or maintain its existing operations. These factors raise substantial doubt about the Companys ability to continue as a going concern. In order to continue as a going concern, the Company will have to obtain additional funds through debt or equity offerings to maintain its operations, pay its existing obligations, and fund the development of additional restaurants and a franchising program until profitable operations are achieved. The Company estimates that such financing will be required to be received within the next two months or the Company will be forced to further curtail or terminate its operations.
                                .
For a further discussion of the Companys liquidity and capital resources see Managements Discussion and Analysis of Financial Condition and Results of Operations.

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


NOTE D - CONTINGENCIES

The Company is in default under certain long-term real estate leases for closed company-owned restaurants and as guarantor for similar leases for its closed franchised locations. The Company is also in default as guarantor for certain promissory notes and equipment leases associated with franchised locations and has been named as a defendant in four separate lawsuits in Florida seeking to foreclose on these promissory notes and a mortgage note. The Company continues to negotiate with each of the lessors and lenders in order to obtain settlement agreements. The Company has estimated a net real estate disposition liability of $747,048 as of April 19, 1998 which is included in other accrued liabilities.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

General

At the end of the Companys fiscal year on December 28, 1997, the Company had fourteen Harvest Rotisserie restaurants in operation, four of which were company-owned restaurants and ten operated as franchised stores. In January 1998, the Company began to concentrate its efforts on the development, operations and franchising of Harvest Food Court restaurant in Texas. This decision was made in part due to the trend of declining sales experienced in the home-meal segment of the market and Harvest Rotisserie restaurants, and the Companys limited financial resources and the lower per unit development and operating costs for a Harvest Food Court restaurant. Consistent with the change in strategy, the Company streamlined its overhead structure and significantly curtailed its operations and closed one company-owned Harvest Rotisserie restaurant and nine franchised Harvest Rotisserie restaurants were closed during the first quarter of 1998. Subsequently, two additional company-owned Harvest Rotisserie restaurants have closed and the Company intends to close the one remaining company-owned Harvest Rotisserie restaurant during the second quarter of 1998, which would leave only one franchised Harvest Rotisserie restaurant in operation. In May 1998, the Company began initial operation of its first Harvest Food Court restaurant with a second restaurant expected to open in June 1998.


Results of Operations - For the 16-week period ended April 19, 1998 compared to the 16-week period ended April 20, 1997.

     Revenues.  Total  revenues for the 16 weeks ended April 19, 1998  decreased
$224,893 or approximately 50.3% as compared to same period in 1997. Approximately 30% of the decline was due to the closing of one Company-owned restaurant during the period and the remainder due to a decline in same store sales during the period.

     Costs and Expenses. Cost of food and paper was 53.3% of restaurant revenues for the 16-week period ended April 19, 1998 as compared to 51.5% for the same period in 1997, which were higher than average for both periods. Food and paper cost for the first quarter of 1998 was negatively affected by higher amounts of wasted food caused by the lower sales volumes. The high food and paper costs in the prior period was due to the opening of new restaurants in the first quarter of 1997, which generally have higher costs due to increased food usage for opening promotions and inefficiencies caused by less experience employees.

Salaries,   benefits,   occupancy  and  operating  expenses  include  all  other
restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 104% restaurant revenues for the 16-week period ended April 19, 1998, as compared to 98% for the same comparable period in 1997. Substantial portions of these costs are fixed or indirectly variable. These costs were disproportionate to revenues for both periods due to low sales volumes.

General and administrative expenses increased $98,424 or 22% for the 16-week period ended April 19, 1998 as compared to the same period in 1997. Although the Company reduced its ongoing general and administrative expenses during the quarter, the increase was primarily due to higher non-recurring legal expenses incurred in responding to allegations made by Business Week concerning an article which appeared in December 1997 and for professional fees related to proposed acquisitions, which offset reductions made in other corporate expenses during the period. In the first quarter of 1988, these expenses included: salaries and benefits (43%); professional fees (37%); travel related expenses (3%), advertising and promotion (2%); and other general and administrative expenses (15%).

Preopening expenses in 1998 relate to lease costs associated with maintaining one leased site for a future restaurant, while preopening expenses in 1997 related primarily to two new restaurants opened during that period.

Depreciation and amortization increased $96,819 for the 16-week period ended April 19, 1998 as compared to the same period in 1997. The increase was due to the additional restaurants opened in 1997 and a reduction in the recovery periods for some of the Companys assets.

Net Loss. The Company incurred a net loss of $865,622 for the 16-week period ended April 19, 1998 as compared to $797,558 for the same period in 1997. The increase in net loss was primarily due to non-recurring professional fees and higher depreciation and amortization expenses which offset reductions in other general and administrative expenses and improved store operations. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded base of restaurants to offset ongoing operating, financing and expansion costs. The Company lacks the funds necessary to develop additional restaurants and maintain its operations and requires additional financing to continue as a going concern.



Liquidity and Capital Resources

     Operating Activities. The Company has incurred losses from operations since inception and as of April 19,1998 has an accumulated deficit of $11,683,245 and a working capital deficit of $1,325,994. In addition the Company is not generating sufficient revenues from its operations to meet its cash requirements. These factors raise substantial doubt about the Companys ability to continue as a going concern.

During the first quarter of 1998, the Company significantly curtailed its operations and streamlined its overhead structure. By the end of the second quarter of 1998, the company expects to have only one franchised Harvest Rotisserie restaurant in operation and two Harvest Food Court restaurants. During the first quarter net cash used in operating activities was $882,196, related primarily to general and administrative expenses, most of which were nonrecurring, and for reductions in liabilities during the period. The Company made no investment in property and equipment during the quarter and is utilizing renovation allowances provided by landlords for a majority of the development costs for the first two Harvest Food Courts. During the first quarter of 1998, the Company also borrowed $173,686 on a short-term basis secured by a company-owned restaurant property.

     Capital Requirements. In order to continue as a going concern, the Company will have to obtain additional funds through debt or equity offerings in order to settle its existing obligations and fund the development of additional restaurants and a franchising program until profitable operations are achieved. The Company estimates that such financing must be received within the next two months or the Company will be forced to further curtail or terminate its operations.

In May 1998, the Company entered into a non-binding letter of intent for a merger with TRC Acquisition Corp, a twelve year old company which operates a causal dining chain of twelve Tanners restaurants in Georgia and Alabama. Tanners features rotisserie chicken, fresh vegetables, steaks, ribs and salads as part of their full menu, which also includes beer and wine. As part of the merger, Tanners is considering expanding its restaurants into Texas and opening two units in San Antonio in locations currently owned by the Company. The Company is seeking to raise approximately $4 to $6 million of additional financing for the expansion of the Tanners and Harvest Food Court restaurants as well for working capital purposes. The Company has already identified a financing source that has given verbal indication they will provide the necessary financing. Based on the proposed terms, the Company's current Security holders would retain approximately a 30% interest in the merged company on a fully diluted basis after the completion of financing. The completion of the merger is subject to the signing of a definitive agreement, closing of the financing, customary due diligence, and ratification by the shareholders of both companies.


PART  II - OTHER INFORMATION

     NONE



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HARVEST RESTAURANT GROUP, INC.


Date: May 31, 1998                   By: /s/ William J. Gallagher
     --------------                     ----------------------------------------
                                        William J. Gallagher,
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Duly Authorized Signatory)



Date: May 31, 1998                   By: /s/ Joseph Fazzone
     --------------                     ----------------------------------------
                                        Joseph Fazzone
                                        Chief Financial Officer
                                        (Duly Authorized Signatory)