Form 10QSB/A
period 1998-04-19
HARVEST RESTAURANT GROUP INC
filed 1998-06-15
CIK 949485

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSIONPRIVATE
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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



                               HARVEST RESTAURANT GROUP, INC.
                     Consolidated Statements of Cash Flows (Unaudited)


                                                                        16 Weeks Ended
                                                                  --------------------------
                                                                    April 19,      April 20,
                                                                      1998           1997
                                                                  -----------    -----------
Operating Activities:
        Net loss for the period                                   $  (865,622)   $  (797,558)
        Adjustments to reconcile net loss
         to net cash used in operating activities:
           Depreciation and amortization                              157,454         60,635
           Write-off of deposits                                       93,678
           Changes in operating assets and liabilities:
                Inventories                                            11,378        (15,125)
                Other current assets                                   17,400        (29,056)
                Accounts payable and accrued expenses                (296,484)       209,651
                                                                  -----------    -----------
                        Net cash (used) in operating activities      (882,196)      (571,453)

Investing Activities:
        Purchase of property and equipment                                          (555,021)
        Additions to deposits                                         (18,450)      (212,522)
        Refunds of deposits                                            25,000           --
                                                                  -----------    -----------
Net cash provided (used) in investing activities                        6,550       (767,543)

Financing Activities:
        Proceeds from sale of common stock and warrants                              568,875
        Proceeds from borrowings                                      173,686           --
        Cash restricted for bank obligations                          200,000         20,000
        Repayments of bank borrowings                                (203,309)        (4,136)
                                                                  -----------    -----------
Net cash provided by financing activities                             170,377        584,739
                                                                  -----------    -----------

Net increase (decrease) in cash                                      (705,269)      (754,257)
Cash at beginning of year                                             774,674      1,271,443
                                                                  -----------    -----------

Cash at end of period                                             $    69,405    $   517,186
                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
          Interest paid                                           $     7,404    $   130,243
                                                                  ===========    ===========
          Federal income taxes paid                               $      --      $      --
                                                                  ===========    ===========



See notes to financial statements (unaudited).

                                             5

                         HARVEST RESTAURANT GROUP, INC.
                   Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Harvest Restaurant Group, Inc. ("Harvest or the "Company") is an operator and developer of quick service restaurant concepts operated under the name Harvest Rotisserie and most recently Harvest Food Court. At December 28, 1997, there were fourteen Harvest Rotisserie restaurants in operation, consisting of four company-owned restaurants and ten franchised restaurants. In January 1998, the Company began to concentrate its efforts on the development, operations and franchising of Harvest Food Court restaurants in Texas. In the first quarter of 1998, the Company significantly curtailed its operations and closed one company-owned Harvest Rotisserie restaurant and the Companys area developers closed nine franchised Harvest Rotisserie restaurants. Subsequently, two additional company-owned restaurants have closed and the Company opened its first Harvest Food Court restaurant in May 1998.

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

NOTE B - FISCAL YEAR

The Company has adopted a 52/53-week fiscal year ending on the last Sunday in December. The fiscal year is divided into thirteen four-week periods. The first quarter consists of four periods and each of the remaining three quarters consists of three periods, with the first, second and third quarters ending 16 weeks, 28 weeks and 40 weeks respectively, into the fiscal year.


NOTE C - CONTINGENCIES

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

General and administrative expenses increased $98,424 or 22% for the 16-week period ended April 19, 1998 as compared to the same period in 1997. Although the Company reduced its ongoing general and administrative expenses during the quarter, the increase was primarily due to higher non-recurring legal expenses incurred in responding to allegations made by Business Week concerning an article which appeared in December 1997 and for professional fees related to proposed acquisitions and financing efforts, which offset reductions made in other corporate expenses during the period. In the first quarter of 1998, these expenses included: salaries and benefits (43%); professional fees (37%); travel related expenses (3%), advertising and promotion (2%); and other general and administrative expenses (15%).

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

Net Loss. The Company incurred a net loss of $865,622 for the 16-week period ended April 19, 1998 as compared to $797,558 for the same period in 1997. The increase in net loss was primarily due to non-recurring professional fees and higher depreciation and amortization expenses. The Company expects to incur losses in future periods until it generates sufficient revenues from an expanded base of restaurants to offset ongoing operating, financing and expansion costs. The Company lacks the funds necessary to develop additional restaurants and maintain its operations and requires additional financing to continue as a going concern.



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

In May 1998, the Company entered into a non-binding letter of intent for a merger with TRC Acquisition Corp, a company which operates a twelve year old casual dining chain of twelve Tanner's restaurants in Georgia and Alabama. Tanner's features rotisserie chicken, fresh vegetables, steaks, ribs and salads as part of their full menu, which also includes beer and wine. As part of the merger, Tanner's is considering expanding its restaurants into Texas and opening two units in San Antonio in locations currently owned by the Company. The Company is seeking to raise approximately $4 to $6 million of additional financing for the expansion of the Tanner's and Harvest Food Court restaurants as well for working capital purposes. The Company has already identified a financing source that has given verbal indication they will provide the necessary financing. Based on the proposed terms, the Company's current security holders would retain approximately a 30% interest in the merged company on a fully diluted basis after the completion of financing. The completion of the merger is subject to the signing of a definitive agreement, closing of the financing, customary due diligence, and ratification by the shareholders of both companies.


PART  II - OTHER INFORMATION

     NONE



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HARVEST RESTAURANT GROUP, INC.


Date: June 10, 1998                  By: /s/ William J. Gallagher
     ---------------                    ----------------------------------------
                                        William J. Gallagher,
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Duly Authorized Signatory)



Date: June 10, 1998                  By: /s/ Joseph Fazzone
     ---------------                    ----------------------------------------
                                        Joseph Fazzone
                                        Chief Financial Officer
                                        (Duly Authorized Signatory)