Form 10QSB
period 1998-07-12
HARVEST RESTAURANT GROUP INC
filed 1998-08-31
CIK 949485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 3,852,661 shares as of August 12, 1998

                 HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX





PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
     ITEM 1. Financial Statements

                 Consolidated Balance Sheets -
                 July 12, 1998 and December 28, 1997                        3

                 Consolidated Statements of Operations -
                 Quarter and Two Quarters Ended
                 July 12,1998 and July 13, 1997                             4

                 Consolidated Statements of Cash Flows -
                 Quarter and Two Quarters Ended
                 July 12, 1998 and July 13, 1997                            5


                 Notes to Financial Statements                              6


     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10


PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings                                             13



     SIGNATURES                                                            14


                     HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets


                                                               July 12,     December 28,
                                                                 1998           1997
                                                             ------------   ------------
                                                              (Unaudited)
ASSETS
Current Assets
    Cash                                                     $        193   $    774,674
    Cash, restricted                                                 --          300,000
    Inventories                                                      --           15,345
    Subscription receivable                                     1,978,750           --
    Other current assets                                           25,224          7,400
                                                             ------------    -----------
                  Total Current Assets                          2,004,167      1,107,419

Property and Equipment, net                                       675,339      2,039,052

Other Assets
    Intangible property rights, net of accumulated
       amortization of  $237,750 in 1997                             --          161,750
    Deposits                                                       77,730         70,978
    Other assets                                                     --          110,406
                                                             ------------    -----------
                                                                   77,730        343,134
                                                             ------------    -----------
                                                             $  2,757,236    $ 3,489,605
                                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable, trade                                  $    374,345   $    652,817
    Accrued liabilities:
         Real estate disposition costs                            700,000        800,000
         Other accrued liabilities                                211,851        156,460
    Current portion of long-term debt                             225,000        211,779
                                                             ------------    -----------
                 Total Current Liabilities                      1,511,196      1,821,056

Long-term debt, less current portion                                 --           41,963

Stockholders' Equity
    Preferred stock                                               636,225        515,150
    Common stock - $.01 par value, authorized 20,000,000,
       issued 3,740,287 in 1998 and 2,698,630 in 1997              37,403         26,986
    Additional paid-in capital                                 13,861,731     11,902,073
    Accumulated deficit                                       (13,289,319)   (10,817,623)
                                                             ------------    -----------
 Total Stockholders' Equity                                     1,246,040      1,626,586
                                                             ------------    -----------
                                                             $  2,757,236    $ 3,489,605
                                                             ============    ===========




See notes to consolidated financial statements (unaudited).

                                            3






                                    HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations (Unaudited)




                                                                    Quarter Ended               Two Quarters Ended
                                                              --------------------------    --------------------------
                                                               July 12,        July 13,       July 12,       July 13,
                                                                 1998            1997           1998           1997
                                                              -----------    -----------    -----------    -----------

Revenues
     Restaurant operations                                    $    67,339    $   469,370    $   289,440    $   916,364
     Franchise fees                                                  --          200,000           --          200,000
                                                              -----------    -----------    -----------    -----------
                                                                   67,339        669,370        289,440      1,116,364
Costs and Expenses
    Cost of food and paper                                         29,967        246,580        148,448        476,828
    Salaries and benefits                                          45,352        176,754        152,572        411,438
    Occupancy and related expenses                                 37,532         73,370         83,672        138,382
    Operating expenses                                             31,164        210,989        109,839        350,416
    Preopening expenses                                            30,469         94,013         72,625        181,120
    General and administrative expenses                           160,578        408,646        695,507        845,151
    Depreciation and amortization                                 122,945         71,656        280,399        132,291
    Loss on restaurant closures and other                       1,204,489           --        1,204,489           --
    Loss provision for area developer notes receivable               --          286,023           --          286,023
                                                              -----------    -----------    -----------    -----------
         Total costs and expenses                               1,662,496      1,568,031      2,747,551      2,821,649
                                                              -----------    -----------    -----------    -----------

Loss from operations                                           (1,595,157)      (898,661)    (2,458,111)    (1,705,285)

Other income (expense)
    Interest income                                                   333          3,504          5,069         20,387
    Interest expense                                              (11,250)        (3,335)       (18,654)       (11,151)
                                                              -----------    -----------    -----------    -----------
                                                                  (10,917)           169        (13,585)         9,236
                                                              -----------    -----------    -----------    -----------

Net Loss                                                      $(1,606,074)   $  (898,492)   $(2,471,696)   $(1,696,049)
                                                              ===========    ===========    ===========    ===========


Preferred stock dividends                                        (190,768)          --         (345,268)          --
Net loss applicable to common shareholders                     (1,796,842)          --       (2,816,964)          --

Basic loss per common share                                   $      (.57)   $      (.38)   $      (.97)   $      (.73)
                                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding                      3,177,933      2,366,030      2,911,616      2,337,601
                                                              ===========    ===========    ===========    ===========



See notes to consolidated financial statements (unaudited).

                                                            4






                          HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows (Unaudited)


                                                                            Two Quarters Ended
                                                                       --------------------------
                                                                          July 12,       July 13,
                                                                           1998            1997
                                                                       -----------    -----------
Operating Activities:
    Net loss for the period                                            $(2,471,696)   $(1,696,049)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                                       280,399        132,291
       Loss on restaurant closures and other                             1,204,489           --
       Forfeitures of deposits                                              41,178           --
       Loss provision for area developer notes receivable                     --          286,023
       Changes in operating assets and liabilities:
         Inventories                                                        15,345         (7,092)
         Other current assets and other assets                              71,064         79,333
         Accounts payable and accrued liabilities                         (223,081)       331,266
                                                                       -----------    -----------
              Net cash used in operating activities                     (1,082,302)      (874,228)

Investing Activities:
     Purchase of property and equipment                                    (22,814)      (690,690)
     Increase in deposits                                                   (3,055)       (10,562)
     Issuance of notes receivable                                             --       (1,963,340)
                                                                       -----------    -----------
              Net cash used in investing activities                        (25,869)    (2,664,592)

Financing Activities:
     Net proceeds from sale of preferred stock and warrants                112,000      4,374,806
     Net proceeds from sale of common stock and warrants                      --          568,875
     Proceeds from borrowings                                              225,000           --
     Decrease in cash restricted for bank obligations                      200,000        220,000
     Repayments of bank borrowings                                        (203,310)        (5,790)
                                                                       -----------    -----------
              Net cash provided by financing activities                    333,690      5,157,891
                                                                       -----------    -----------

Net increase (decrease) in cash                                           (774,481)     1,619,071

Cash at beginning of year                                                  774,674      1,271,443
                                                                       -----------    -----------

Cash at end of period                                                  $       193    $ 2,890,514
                                                                       ===========    ===========


Supplemental disclosure of cash flow information:
     Interest paid                                                     $     7,404    $   130,243
     Income taxes paid                                                        --             --
     Assumption of notes payable for assets                                   --           65,000
     Payment of preferred stock dividend in common stock                   345,268           --



See notes to consolidated financial statements (unaudited).


                                                 5



                 HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                    Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Harvest Restaurant Group, Inc. and its wholly-owned subsidiaries ("Harvest" or the "Company") is an operator and developer of quick service restaurant concepts operated under the name Harvest Rotisserie and Harvest Food Court. At the end of fiscal year 1997, there were fourteen Harvest Rotisserie restaurants in operation, consisting of four company-owned restaurants and ten franchised restaurants. During 1998, the Company significantly curtailed its operations and all of the Harvest Rotisserie restaurants were closed. The Company opened two Harvest Food Court restaurants in 1998, which were also closed. The Company currently has no restaurants in operation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been made. The statements are subject to year-end adjustment. The consolidated results of operations for the two quarters ended July 12, 1998 may not be indicative of the results for the full fiscal year. For further information, refer to the Company's audited financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-KSB for the year ended December 28, 1997.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception, and as of July 12, 1998 had an accumulated deficit of $13,289,319 and currently has no restaurants in operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need to develop or acquire a successful restaurant concept and will need to obtain additional funds through debt or equity offerings to fund the growth of this concept. Additional funding will also be required to pay the Company's existing obligations. In July 1998, the Company entered into a definitive agreement for a merger with TRC Acquisition Corporation, a company which operates a chain of thirteen "Rick Tanner"s Original Grill" restaurants ("Tanner's"). In connection with the merger, the Company has obtained a financing commitment for $6 million to be used primarily for the expansion of Tanner's restaurants. The Company intends to focus its future operations on the development of Tanner's restaurants.

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


NOTE C - MERGER WITH TRC ACQUISITION CORPORATION

On July 9, 1998, the Company signed a definitive share exchange agreement to merge (the "Merger") with TRC Acquisition Corporation ("TRC"), the operator of "Rick Tanner's Original Grill" restaurants ("Tanner's"), a twelve-year-old chain of full service, casual dining restaurants in Georgia and Alabama. TRC owns and operates eleven Tanner's restaurants in the Atlanta metropolitan area, and franchisees two additional Tanner's restaurants. The Merger is subject to shareholder approval and certain other contingencies, including the Company obtaining satisfactory settlement agreements for a majority of its obligations.

Upon completion of the Merger, the TRC shareholders including holders of all options and warrants, will own approximately 70% of the total outstanding equity of the Company on a fully diluted basis. Since the TRC shareholders will receive a substantial majority of the shares of stock of the Company, the transaction will be treated as a reverse acquisition of the Company by TRC for accounting purposes. The board of directors of the Company will be increased to seven members, with three of the Company's five present directors resigning. The Company's corporate offices will also be relocated to Atlanta, Georgia to be in closer proximity with the core Tanner's restaurant operations.

Pending completion of the Merger, the Company has entered into a development agreement with TRC to open up to five Tanner's restaurants under a franchise relationship. The Tanner's restaurant development and operations will be managed by TRC under a separate management agreement with the Company. Upon the completion of the Merger, the development and management agreements would be terminated and any franchised restaurants operated under these agreements would revert to company-owned restaurants.


NOTE D - STOCKHOLDERS' EQUITY

On July 9, 1998, in connection with the Merger with TRC, the Company entered into a securities purchase agreement with a private investor group. The securities purchase agreement provides for the sale of 600 shares of the Company's newly designated series C convertible preferred stock, ("series C Preferred Stock") at face value of $10,000 per share, for a total of $6,000,000 of equity funding, of which $4,000,000 was deposited into escrow. The 600 shares of Series C Preferred Stock are to be issued in three separate closings of 200 shares each, with the first closing to occur within 14 days of the agreement, the second closing to occur upon the effective date of the Merger, and the third closing within thirty days thereafter. As of July 12, 1998, Company recorded a subscription receivable of $1,978,750 for the net proceeds from the first closing, as there were no unresolved contingencies in connection with the closing as of that date. This subscription was subsequently collected on July 23, 1998.

The Series C Preferred Stock is convertible at the option of the holder into the Company's common stock. The conversion rate per share is equal to $10,000 divided by 80% of the average bid price of the common stock at the time of conversion. Dividends on the Series C Preferred Stock accrue at rate of 7% annually, payable in cash or stock at the time of conversion. The Series C
Preferred stock is non-voting, and is ranked junior to the Company's series A redeemable convertible preferred stock and on parity with the Company's series B convertible preferred stock. Each share of Series C Preferred Stock has a liquidation preference of $10,000 per share.

In May 1998, the Company sold 112 shares of its series B convertible preferred stock in a private transaction in which the Company realized net proceeds of $112,000. During May and June of 1998, holders of the series B convertible preferred stock converted 28 shares of their series B preferred stock into 688,980 and 120,892 shares of the Company's common stock and series A redeemable convertible preferred stock, respectively.


NOTE E - RESTAURANT CLOSURES AND OTHER

In the second quarter of 1998, the Company closed its three remaining company-owned Harvest Rotisserie restaurants and its two Harvest Food Court restaurants. Subsequently, the Company also canceled plans to pursue the development of Harvest Food Court restaurants and abandoned development plans for an additional leased restaurant property. The Company will focus its future operations on the development of Tanner's restaurants and will no longer utilize its existing restaurant properties within its future operations. In light of these decisions, management has reviewed the carrying amount of certain long-lived assets and concluded that their costs will not be recoverable. As a result, certain charges totaling $1,204,489 have been aggregated and are reported separately in the operating statement as "Loss on Restaurant Closures and Other". Included in these charges are write-downs of property, equipment and other assets of $1,212,391 and write-offs of intangible assets of $92,098, offset by reductions in the accrued liability for real estate disposition costs of $100,000.

All the assets related to the closed restaurants are to be disposed of, with the exception of one restaurant property that the Company will sublease. Assets to be disposed of and held for sale consist of land, building and restaurant equipment which has been written down to net realizable value of $591,409, based on estimated market prices less cost to sell. The assets held for sublease have been written down to the net present value of the discontinued future cash flows expected from the sublease.

NOTE F - CONTINGENCIES

At the end of the Company's fiscal year on December 28, 1997, the Company had fourteen Harvest Rotisserie restaurants in operation, four of which were company-owned restaurants and ten operated as franchised stores. In 1998, area developers closed all ten of the Company's franchised Harvest Rotisserie restaurants located in Florida, Indiana, North Carolina, and Northern California. The Company also closed all four of its Company-owned Harvest Rotisserie restaurants and its two Harvest Food Court restaurants, and development plans were ceased at five other locations. The Company had entered into long-term real estate leases for most of its Company-owned locations, and guaranteed similar real estate leases for the franchised locations, as well as guaranteeing certain promissory notes and equipment leases connected with three of the franchised locations.

Subsequent to the closing of the restaurants and ceasing of development efforts at the other locations, the Company has contacted each of the lessors and lenders in order to obtain settlement agreements on the related obligations, and generally has been successful in reaching settlement agreements. The Company has evaluated the potential costs for the full settlement of the real estate leases and other liabilities and recorded a liability for real estate disposition cost of $800,000 as of December 27, 1998, and $700,000 of the liability remains outstanding as of July 12, 1998. Management believes the liability accrual will be sufficient to settle all obligations related to the closing of restaurant locations.

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

Overview

     At the end of the Company's fiscal year on December 28, 1997, the Company had fourteen Harvest Rotisserie restaurants in operation, four of which were company-owned restaurants and ten operated as franchised stores. In January
1998, due to insufficient capital and an industry wide decline in consumer acceptance of the market segment in which the Harvest Rotisserie concept was positioned, the Company canceled plans to further expand the Harvest Rotisserie restaurants and began to significantly curtail its operations. In the first quarter of 1998, the Company closed one restaurant and area developers closed all nine franchised restaurants in Florida, Indiana and North Carolina. The Company recorded a liability for a real estate disposition costs of $800,000 as of December 28, 1997 with respect to the closure of these restaurants.

The Company completed the initial development of a smaller multi-branded restaurant concept under the Harvest Food Court and open two units on a test-marketing basis in May and June 1998. However, due to insufficient working capital to sustain operations, the Company closed its three remaining Harvest Rotisserie restaurants and its two Harvest Food Court restaurants during the second quarter 1998. The Company's last franchise restaurant in Northern California also subsequently closed in August 1998.

In July 1998, the Company signed a definitive share exchange agreement with TRC Acquisition Corporation ("TRC") the operator of a thirteen unit chain of Tanner's restaruants. Completion of the Merger is subject to shareholder approval and certain other contingencies, including the Company obtaining satisfactory settlement agreements for a majority of its obligations. In connection with the Merger, the Company has obtained a $6 million financing commitment to be used primarily for the development of Tanner's restaruants. The Company intends to focus all its available resources on the development of Tanner's restaurants and will no longer purse the development of Harvest Food Courts.


Results of Operations - For the Quarter and Two Quarters ended July 12, 1998 compared to the Quarter and Two Quarters ended July 13, 1997.

     Revenues. Total revenues for the quarter and two quarters ended July 12, 1998 decreased 90% and 74%, respectively as compared to the same periods in 1997. The decrease was due to the closing of the Company's restaurants during the first and second quarters 1998.

     Costs and Expenses. Cost of food and paper was 44.5% and 52.5% of restaurant revenues for the quarter and two quarters ended July 12, 1998 as compared to 51.3% and 52.0% for the same periods in 1997, which is higher than industry averages all periods. Food and paper costs were negatively affected by higher amounts of wasted food caused by the lower sales volumes, and the opening of new restaurants in 1997, which generally have higher costs due to increased food usage for opening promotions and inefficiencies caused by less experience employees.

Salaries,   benefits,   occupancy  and  operating  expenses  include  all  other
restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 169% and 98% of restaurant revenues for the quarter and two quarters ended July 12, 1998, as compared to 120% and 98% for the same comparable periods in 1997. Substantial portions of these costs are fixed or indirectly variable. These costs were disproportionate to revenues for all periods due to low sales volumes.

General and administrative expenses decreased $248,068 or 61% and $149,644 or 18% for the quarter and two quarters ended July 12, 1998, respectively as compared to the same periods in 1997. The decreased reflects the closing of the Company's operations during 1998 and the corresponding reduction in its corporate overhead.

Depreciation and amortization increased $51,289 and $148,108 for the quarter and two quarters ended July 12, 1998 as compared to the same periods in 1997. The increase was due to the additional restaurants opened in 1997 and a reduction in the recovery periods for some of the Company's assets in 1998.

Loss on restaurant closures and other of $1,204,489 for the quarter ended July 12, 1998, relate to charges recognized by the Company in connection with the closure of its remaining restaurants in the second quarter of 1998. Included in this caption is $1,212,391 of charges for the write-down of property, equipment and other assets to their net realizable values, write-offs of intangible assets of $92,098, offset by reductions in the accrued liability for real estate disposition costs of $100,000.

The Company recorded a loss provision for area developer notes receivable of $286,023 for the quarter ended July 13, 1997 for estimated future loan losses. The amount of the loss provision was based on management's evaluation of the operating results of the franchised restaurants, financial position of the area developers, and the sufficiency of the underlying assets securing the loan.

Net Loss. The Company incurred a net loss of $1,606,074 and $2,471,696 for the quarter and two quarters ended July 12, 1998 as compared to $898,492 and $1,696,049 for the same periods in 1997. The increase in net loss for the quarter ended July 12, 1998 was primarily due to charges of $1,204,489 associated with the loss on restaurant closures during the second quarter of 1998. As of the July 12, 1998 all company-owed restaurants were closed and the last franchised restaurant has subsequently closed in August 1998.

Preferred Stock Dividends. Dividends were declared on the Company's series A redeemable preferred stock at the end of the first and second quarters of 1998, and were payable in the cash equivalent value of the Company's common stock.


Liquidity and Capital Resources

The Company has incurred losses from operations since inception and as of July 12, 1998 the Company had an accumulated deficit of $13,289,319. During 1998, all of the Company's restaurants were closed, which raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need to develop or acquire a successful restaurant concept and will need to obtain additional funds through debt or equity offerings to fund the growth of this concept and settled its outstanding obligations.

For the fist two quarters of 1998, cash used in operating activities was $1,082,302, related primarily to general and administrative expenses, store level operating losses and for reductions in liabilities during the period. The Company made minimal investments in property and equipment during 1998, utilizing renovation allowances provided by landlords for a majority of the development costs for the two Harvest Food Courts restaurants opened during the second quarter. During 1998, the Company borrowed $225,000 on a short-term basis under a sales/leaseback arrangement with a company-owned restaurant property that included repurchase option, and the Company also received $112,000 from the sale of 112 shares its series B preferred stock in a private transaction.

Sources of capital are limited to the Company's ability to raise additional capital from investors, and ultimately achieving profitable operations. Without a proven viable restaurant concept, additional financing is difficult to obtain.

Management considers the Merger with TRC as a viable plan to move the Company to profitability. In connection with the Merger with TRC, the Company has obtained a financing commitment from a private investor group for the purchase of 600 shares of the Company's Series C Preferred Stock for a total of $6,000,000 of equity funding, of which $4,000,000 was deposited into escrow. The 600 shares of Series C Preferred Stock are to be issued in three separate closings of 200 shares each. On July 23, 1998, Company received the net proceeds of $1,978,750 from the first closing, with the second closing to occur upon the effective date of the Merger, and the third closing within thirty days thereafter. Proceeds from the equity financing will be used primarily for the development of additional Tanner's restaurants. The Company believes the proceeds from first closing will be sufficient to develop three to five Tanners restaurants, depending on availability of lease financing and landlord contribution. The restaurants will operate under a franchise relationship with TRC until completion of the Merger. The restaurant development and operation will be managed by TRC under separate agreements with the Company. Upon the completion of the Merger, the franchise relationship will be terminated and the restaurants would become company-owned restaurants. Should the Merger not be completed, the Tanner's restaurants developed by the Company would continue to operate as franchised restaurants under an operating agreement with TRC, or the Company has the option to have TRC repurchase the restaurants from the Company at the development cost.

PART  II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings

In January 1998, the Company and Florida Harvest, Inc. (the Company's Florida area developer) were named as defendants in three separate lawsuits filed in Florida in Broward County Circuit Court by K.R. Chicken Associates, K.R. Sarasota Associates, Ltd., and K.R. Memphis-Florida Associates Limited Partnership (case numbers 98-01090, 98-01092, and 98-01093). The plaintiffs are seeking to foreclose a security interest on promissory notes of Florida Harvest, Inc., which are guaranteed by the Company in the aggregate principal amount of $455,244. No further legal action has taken place and the parties are continuing to negotiate a settlement.

In July 1998, the Company received a full release related to a lawsiut originally filed in January 1998. The Company and Florida Harvest, Inc. were named as defendants in the lawsuit filed in Florida in Hillsborough County Circuit Court by Pollo Operations, Inc. (case number 98-00604). The plaintiff's were seeking to foreclose a mortgage lien and security interest in real property, which the Company was guarantor of a $868,000 mortgage note payable to Pollo Operations, Inc. In July 1998, the underlying real property was sold in full satisfaction of the note and the Company was released of all claims.

On May 20, 1998, the Company was named as a defendant in a lawsuit filed in Texas in Bexar County District Court by Captec Financial Group (case number 98-CI-07356). The plaintiffs are seeking damages related to defaults on three equipment leases amounting to $277,658. The Company assumed the leases in connection with the acquisition of restaurant properties in Florida and Indiana, which were assigned to area developers of the Company. The parties are negotiating a settlement to the claims.

To date, the Company has executed settlement agreements for twelve of the eighteen real estate leases the Company is obligated under. These settlements call for total payments of $112,668, of which $37,500 was been paid to date. The balance of the settlement payments are to be paid within 14 days of the closing of the Merger between the Company and TRC Acquisition Corporation using proceeds provided by new equity financing. The Company continues to negotiate settlements for the six remaining real estate leases it is obligated under. At July 12, 1998, the Company has estimated its liability related to real estate disposition costs to be $700,000, and believes this amount to be sufficient to settle all obligations related to the closing of all locations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HARVEST RESTAURANT GROUP, INC.


Date: August 26, 1998                          By: /s/ William J. Gallagher
     --------------------                          -----------------------------
                                                   William J. Gallagher,
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Duly Authorized Signatory)


Date: August  26, 1998                          By: /s/ Joseph Fazzone
     ---------------------                         -----------------------------
                                                   Joseph Fazzone
                                                   Chief Financial Officer
                                                   (Duly Authorized Signatory)