Form 10QSB
period 1998-10-04
HARVEST RESTAURANT GROUP INC
filed 1998-11-23
CIK 949485

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 4, 1998

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

         -------------------------------------------------------------

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

                     4,035,108 shares as of October 30, 1998

                 HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX





PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
     ITEM 1.  Financial Statements

                 Consolidated Balance Sheets -
                 October 4, 1998 and December 28, 1997                       3

                 Consolidated Statements of Operations -
                 Quarter and Three Quarters Ended
                 October 4,1998 and October 5, 1997                          4

                 Consolidated Statements of Cash Flows -
                 Quarter and Three Quarters Ended
                 October 4, 1998 and October 5, 1997                         5


                 Notes to Financial Statements                               6


     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                              14

     ITEM 6.  Exhibits and Reports on Form 8-K                               15




     SIGNATURES                                                              15


                     HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets


                                                              October 4,    December 28,
                                                                1998            1997
                                                            ------------    ------------
                                                            (Unaudited)
ASSETS
Current Assets
    Cash                                                    $    154,395    $    774,674
    Cash, restricted                                             910,262         300,000
    Inventories                                                     --            15,345
    Other current assets                                            --            17,400
                                                            ------------    ------------
                  Total Current Assets                         1,064,657       1,107,419

Property and Equipment, net                                      666,692       2,039,052

Other Assets
    Intangible property rights, net of accumulated
       amortization of $237,750 in 1997                             --           161,750
    Deposits                                                     150,000          70,978
    Other assets                                                  80,000         110,406
                                                            ------------    ------------
                                                                 230,000         343,134
                                                            ------------    ------------
                                                            $  1,961,349    $  3,489,605
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable, trade                                 $    240,097    $    652,817
    Accrued liabilities:
         Real estate disposition costs                           636,000         800,000
         Other accrued liabilities                               160,611         156,460
    Current portion of long-term debt                               --           211,779
                                                            ------------    ------------
                  Total Current Liabilities                    1,036,708       1,821,056

Long-term debt, less current portion                                --            41,963

Stockholders' Equity
    Preferred stock - $1.00 par value                            560,005         515,150
    Common stock - $.01 par value, authorized 10,000,000,
       issued 3,946,081 in 1998 and 2,698,630 in 1997             39,461          26,986
    Additional paid-in capital                                13,920,893      11,902,073
    Accumulated deficit                                      (13,595,718)    (10,817,623)
                                                            ------------    ------------
 Total Stockholders' Equity                                      924,641       1,626,586
                                                            ------------    ------------
                                                            $  1,961,349    $  3,489,605
                                                            ============    ============




See notes to consolidated financial statements (unaudited).


                                            3


                                    HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations (Unaudited)




                                                                 Quarter Ended                  Three Quarters Ended
                                                          ----------------------------      ----------------------------
                                                           October 4,       October 5,       October 4,       October 5,
                                                              1998             1997             1998             1997
                                                          -----------      -----------      -----------      -----------

Revenues
     Restaurant operations                                $      --        $   461,243      $   289,440      $ 1,377,607
     Franchise fees                                              --            160,000             --            360,000
                                                          -----------      -----------      -----------      -----------
                                                                 --            621,243          289,440        1,737,607
Costs and Expenses
    Cost of food and paper                                       --            223,102          148,448          699,930
    Salaries and benefits                                        --            170,858          152,572          582,297
    Occupancy and related expenses                               --             67,345           83,672          205,727
    Operating expenses                                           --            136,240          109,839          487,448
    Preopening expenses                                        19,421           74,414           92,046          254,741
    General and administrative expenses                       258,856          724,995          954,363        1,570,146
    Depreciation and amortization                              28,122           71,656          308,521          203,947
    Loss on restaurant closures and other                        --               --          1,204,489             --
    Loss provision for area developer notes receivable           --          1,054,784             --          1,340,807
                                                          -----------      -----------      -----------      -----------
         Total costs and expenses                             306,399        2,523,394        3,053,950        5,345,043
                                                          -----------      -----------      -----------      -----------

Loss from operations                                         (306,399)      (1,902,151)      (2,764,510)      (3,607,436)

Other income (expense)
    Interest income                                              --             16,992            5,069           37,378
    Interest expense                                             --             (3,902)         (18,654)         (15,053)
                                                          -----------      -----------      -----------      -----------
                                                                 --             13,090          (13,585)          22,325
                                                          -----------      -----------      -----------      -----------

Net Loss                                                  $  (306,399)     $(1,889,061)     $(2,778,095)     $(3,585,111)
                                                          ===========      ===========      ===========      ===========


Preferred stock dividends                                    (721,770)        (185,400)      (1,120,861)        (185,400)
Net loss applicable to common shareholders                 (1,028,169)      (2,074,461)      (3,898,956)      (3,770,511)

Basic loss per common share                               $      (.27)     $      (.88)     $     (1.22)     $     (1.61)
                                                          ===========      ===========      ===========      ===========

Weighted average common shares outstanding                  3,849,210        2,368,673        3,192,684        2,346,922
                                                          ===========      ===========      ===========      ===========





See notes to consolidated financial statements (unaudited).



                         HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows (Unaudited)


                                                                          Three Quarters Ended
                                                                       --------------------------
                                                                        October 4,     October 5,
                                                                           1998           1997
                                                                       -----------    -----------
Operating Activities:
    Net loss for the period                                            $(2,778,095)   $(3,585,111)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                                       308,521        203,947
       Loss on restaurant closures and other                             1,204,489           --
       Forfeitures of deposits                                              49,033           --
       Loss provision for area developer notes receivable                     --        1,340,807
       Changes in operating assets and liabilities:
         Inventories                                                        15,345         (4,922)
         Other current assets and other assets                              96,688        (25,284)
         Accounts payable and accrued liabilities                         (572,569)       262,360
                                                                       -----------    -----------
              Net cash used in operating activities                     (1,676,588)    (1,808,203)

Investing Activities:
     Purchase of property and equipment                                    (22,814)      (722,802)
     Increase in deposits and other assets                                (183,055)       (35,561)
     Issuance of notes receivable                                             --       (2,877,237)
                                                                       -----------    -----------
              Net cash used in investing activities                       (205,869)    (3,635,600)

Financing Activities:
     Net proceeds from sale of preferred stock and warrants              2,075,750      4,375,536
     Net proceeds from sale of common stock and warrants                      --          568,875
     Proceeds from borrowings                                              225,000         65,000
     Decrease in cash restricted for bank obligations                      200,000        220,000
     Increase in cash restricted under agreement                          (810,262)          --
     Repayments of borrowings                                             (428,310)        (8,272)
                                                                       -----------    -----------
              Net cash provided by financing activities                  1,262,178      5,221,139
                                                                       -----------    -----------

Net decrease in cash                                                      (620,279)      (222,664)

Cash at beginning of year                                                  774,674      1,271,443
                                                                       -----------    -----------

Cash at end of period                                                  $   154,395    $ 1,048,779
                                                                       ===========    ===========


Supplemental disclosure of cash flow information:
     Interest paid                                                     $     7,404    $    15,053
     Income taxes paid                                                        --             --
     Payment of preferred stock dividend in common stock                   345,268           --



See notes to consolidated financial statements (unaudited).


                                               5

                 HARVEST RESTAURANT GROUP, INC. AND SUBSIDIARIES
                    Notes to Financial Statements (Unaudited)



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Harvest Restaurant Group, Inc. and its wholly-owned subsidiaries ("Harvest" or the "Company") is an operator and developer of quick service restaurant concepts operated under the name Harvest Rotisserie and Harvest Food Court. At the end of fiscal year 1997, there were 14 Harvest Rotisserie restaurants in operation, consisting of four company-owned restaurants and ten franchised restaurants. During 1998, the Company significantly curtailed its operations and all of the Harvest Rotisserie restaurants were closed. The Company opened two Harvest Food Court restaurants in 1998, which were also closed. The Company currently has no restaurants in operation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been made. The statements are subject to year-end adjustment. The consolidated results of operations for the three quarters ended October 4, 1998 may not be indicative of the results for the full fiscal year. For further information, refer to the Company's audited financial statements as filed with the Securities and Exchange Commission in the Company's Form 10-KSB for the year ended December 28, 1997.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses since inception, and as of October 4, 1998 had an accumulated deficit of $13,595,718 and currently has no restaurants in operation. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need to develop or acquire a successful restaurant concept and will need to obtain additional funds through debt or equity offerings to fund the growth of this concept. Additional funding will also be required to pay the Company's existing obligations. In July 1998, the Company entered into a definitive agreement for a merger with TRC Acquisition Corporation, a company which operates a chain of 13 "Rick Tanner's Original Grill" restaurants ("Tanner's"). In connection with the merger, the Company has obtained a financing commitment for $6,000,000 to be used primarily for the expansion of Tanner's restaurants. The Company intends to focus its future operations on the development of Tanner's restaurants.

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


NOTE C - SHARE EXCHANGE WITH TRC ACQUISITION CORPORATION

On July 9, 1998, the Company signed a definitive share exchange and merger agreement with TRC Acquisition Corporation ("TRC"), the operator of "Rick Tanner's Original Grill" restaurants ("Tanner's"), a twelve-year-old chain of full service, casual dining restaurants in Georgia and Alabama. TRC owns and operates eleven Tanner's restaurants in the Atlanta metropolitan area, and franchises two additional Tanner's restaurants. The merger is subject to shareholder approval and certain other contingencies, including the Company obtaining satisfactory settlement agreements for a majority of its obligations, accordingly, there can be no assurance that the merger will be completed.

Upon completion of the merger, the TRC shareholders including holders of all options and warrants, will own approximately 75% of the issued and outstanding equity securities of the Company. Since the TRC shareholders will receive a substantial majority of the shares of stock of the Company, the transaction will be treated as a reverse acquisition of the Company by TRC for accounting purposes. As part of the merger, the board of directors of the Company will be increased to six members, with two of the Company's current directors remaining. The Company intends to relocate its corporate offices to Atlanta, Georgia to be in closer proximity with the core Tanner's restaurant operations.

As part of the merger, the Company has entered into a development agreement with TRC to open up to five Tanner's restaurants under a franchise relationship. The Tanner's restaurant development and operations will be managed by TRC under a separate management agreement with the Company. Upon the completion of the merger, the development and management agreements would be terminated and any franchised restaurants operated under these agreements would revert to company-owned restaurants. Should the merger not be completed, the Tanner's restaurants developed by the Company would continue to operate as franchised restaurants under an operating agreement with TRC, or the Company has the option to require TRC to repurchase the restaurants from the Company at the development cost.


NOTE D - STOCKHOLDERS' EQUITY

On July 9, 1998, in connection with the merger with TRC, the Company entered into a securities purchase agreement with a private investor group. The securities purchase agreement provides for the sale of 600 shares of the Company's newly designated series C convertible preferred stock, ("Series C Preferred Stock") at face value of $10,000 per share, for a total of $6,000,000 of funding, of which $4,000,000 was deposited into escrow. The 600 shares of Series C Preferred Stock are to be issued in three separate closings of 200 shares each. The first closing occurred on July 23, 1998, with the second closing to occur upon the effective date of the merger, and the third closing within thirty days thereafter. A substantial portion of the proceeds received are held by a subsidiary of the Company, and the use of such funds is restricted under a management agreement with TRC pending the completion of the merger.

The Series C Preferred Stock is convertible at the option of the holder into the Company's common stock. The conversion rate per share is equal to $10,000 divided by 80% of the average bid price of the common stock at the time of conversion. Dividends on the Series C Preferred Stock accrue at rate of 7% annually, payable in cash or stock at the time of conversion. The Series C
Preferred stock is non-voting, and is ranked junior to the Company's series A redeemable convertible preferred stock and on parity with the Company's series B convertible preferred stock. Each share of Series C Preferred Stock has a liquidation preference of $10,000 per share. The terms of the Series C Preferred stock which allow the conversion into common stock at a 20% discount to market is considered a beneficial conversion feature. The Company has valued the undiscounted beneficial conversion feature at $500,000, which is reflected as a dividend to the holders of the Series C Preferred Stock. The beneficial dividend does not affect the number of Series C Preferred Stock shares outstanding or the number of common shares issuable upon conversion or require any additional payments to the holders of the Series C Preferred Stock.

In May 1998, the Company sold 11.2 shares of its series B convertible preferred stock in a private transaction in which the Company realized net proceeds of $97,000. During May and June of 1998, holders of the series B convertible preferred stock converted 28 shares of their series B preferred stock into 688,980 and 120,892 shares of the Company's common stock and series A redeemable convertible preferred stock, respectively.


NOTE E - RESTAURANT CLOSURES AND OTHER

In the second quarter of 1998, the Company elected not to extend the property lease on one of its Harvest Rotisserie restaurants upon its expiration. The Company also decided to discontinue operating its two remaining company-owned Harvest Rotisserie restaurants and planned to convert one of these restaurants along with an additional leased property into Tanner's restaurants. Subsequently, the Company and TRC determined that greater opportunities existed in concentrating future development solely on Tanner's restaurants in the southeastern region of the United States. As a result, the Company canceled plans to convert two of its existing properties into Tanner's restaurants and also cancelled plans to pursue the development of Harvest Food Court restaurants and closed its two Harvest Food Court restaurants. The Company intends to focus its future operations on the development of Tanner's restaurants within the southeastern region of the United States and no longer intends to utilize its existing restaurant properties within its future operations. In light of these decisions, management has reviewed the carrying amount of certain long-lived assets and concluded that their costs will not be recoverable. As a result, certain charges totaling $1,204,489 have been aggregated and are reported separately in the operating statement as "Loss on Restaurant Closures and Other". Included in these charges are write-downs of property, equipment and other assets of $1,212,391 and write-offs of intangible assets of $92,098, offset by reductions in the accrued liability for real estate disposition costs of $100,000.

All the assets related to the closed restaurants are to be disposed of, with the exception of one restaurant property that the Company will sublease. Assets to be disposed of and held for sale consist of land, building and restaurant equipment which have been written down to net realizable value of $591,409, based on estimated market prices less cost to sell. The assets held for sublease have been written down to the net present value of the discontinued future cash flows expected from the sublease.

NOTE F - CONTINGENCIES

At the end of the Company's fiscal year on December 28, 1997, the Company had 14 Harvest Rotisserie restaurants in operation, four of which were company-owned restaurants and ten operated as franchised stores. In 1998, area developers closed all ten of the Company's franchised Harvest Rotisserie restaurants located in Florida, Indiana, North Carolina, and Northern California. The Company also closed all four of its Company-owned Harvest Rotisserie restaurants and its two Harvest Food Court restaurants, and development plans were ceased at five other locations. The Company had entered into long-term real estate leases for most of its Company-owned locations, and guaranteed similar real estate leases for the franchised locations, as well as guaranteeing certain promissory notes and equipment leases connected with three of the franchised locations.

Subsequent to the closing of the restaurants and ceasing of development efforts at the other locations, the Company has contacted each of the lessors and lenders in order to obtain settlement agreements on the related obligations, and generally has been successful in reaching settlement agreements. The Company has evaluated the potential costs for the full settlement of the real estate leases and other liabilities and recorded a liability for real estate disposition cost at December 28, 1997 of $800,000. Management believes that the remaining amount of the liability accrual of $636,000 at October 4, 1998 will be sufficient to settle all obligations related to the closing of the restaurants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed in the Company's various reports filed with the Securities and Exchange Commission and include, without limitation: the possible inability of the Company to conclude acceptable settlement agreements relating to its restaurant-related liabilities; risks associated with the Company's planned merger with TRC; and risks of developing new Tanner's restaurants. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Overview

     At the end of the Company's fiscal year on December 28, 1997, the Company had 14 Harvest Rotisserie restaurants in operation, four of which were company-owned restaurants and ten operated as franchised stores. In August 1997, the Company engaged a financial advisor to assist it in obtaining additional capital to fund the development of additional restaurants in its targeted markets in order to reach critical mass and gain economic efficiencies. The financing efforts proved unsuccessful, and in January 1998, due to insufficient capital and an industry wide decline in consumer acceptance of the market segment in which the Harvest concept was positioned, the Company canceled plans to further expand the Harvest Rotisserie restaurants and began to significantly curtail its operations. In the first quarter of 1998, the Company closed one restaurant and area developers closed all nine franchised restaurants in Florida, Indiana and North Carolina. The Company completed the initial development of a smaller multi-branded restaurant concept under the name of Harvest Food Court and opened two units on a test-marketing basis in May and June 1998.

     The Company opened its first restaurant in January 1994, and three additional Company-owned restaurants between November 1996 and February 1997, and ten franchised restaurants were opened between July 1997 and October 1997. In June 1997 the Company acquired eight Kenny Rogers Roasters restaurants and assigned them to three area developers for operation as Harvest Rotisserie franchise restaurants. The Company provided financing to the area developers under a secured loan for the purchase price, cost of conversion and working capital. The Company also had executed leases for five additional restaurant properties in Texas for future development as Harvest Rotisserie restaurants. The Company had entered into long-term real estate leases on the Company-owned locations, and guaranteed similar leases for the franchised locations, as well as guaranteed certain promissory notes connected with three of the franchised locations.

     As of December 28, 1997, the Company determined that all of the area developer loans were impaired and recorded a write-off of loans totaling $3,387,541. In addition, the Company recognized a total charge of $1,184,656 related to (i) estimated settlement of real estate leases and other obligations for the closed franchise restaurants and (ii) costs related to the closure of one Company-owned restaurant and cessation of development on four other properties. The charge to operations included the full impairment of the leasehold property and equipment, and the recognition of a loss on disposition of the restaurant location and applicable rent expense.

In the second quarter of 1998, the Company elected not to extend the property lease on one of its Harvest Rotisserie restaurants upon its expiration. The Company also decided to discontinue operating its two remaining Company-owned Harvest Rotisserie restaurants and planned to convert one of these restaurants along with its remaining leased property into Tanner's restaurants. Subsequently, the Company and TRC determined that greater opportunities existed in concentrating future development solely on Tanner's restaurants in the Southeast region of the Untied States. As a result, the Company canceled plans to convert two of its existing properties into Tanner's restaurants and also canceled plans to pursue the development of Harvest Food Court restaurants and closed its two Harvest Food Court restaurants. The Company intends to focus its future operations on the development of Tanner's restaurants and will no longer utilize its existing restaurant properties within its future operations. In light of these decisions, the Company recognized certain charges totaling $1,204,489 related to the write-down of property, equipment and other assets and recognized write-offs of intangible assets, offset by reductions in the accrued liability for real estate disposition costs.

     In July 1998, the Company signed a definitive merger agreement to acquire TRC by merging TRC with and into Hartan, Inc. ("Hartan"), a wholly-owned subsidiary of the Company. Completion of the merger is subject to shareholder approval and certain other contingencies, including the Company obtaining satisfactory settlement agreements for a majority of its obligations. In connection with the merger, the Company has obtained a financing commitment for $6,000,000 to be used primarily for the expansion of Tanner's restaurants. The Company intends to focus all its available resources on the development of Tanner's restaurants.

Since July 1998, the Company has had no restaurants in operation and has terminated all its employees except for two executive officers. The Company, through Hartan, has entered into a development agreement with TRC to open Tanner's restaurants under a franchise relationship. The Tanner's restaurant development is managed by TRC under a separate management agreement with the Company.

Results of Operations - For the Quarter and Three Quarters ended October 4, 1998 compared to the Quarter and Three Quarters ended October 5, 1997.

     Revenues. The Company had no operating revenues during the third quarter ended October 4, 1998. Revenues for the three quarters ended October 4, 1998 decreased 83% as compared to the same period in 1997 due to the closing of all of the Company's restaurants during the first and second quarters 1998.

     Costs and Expenses. Cost of food and paper was 51.3% of restaurant revenues for the three quarters ended October 4, 1998 as compared to 50.8% for the same period in 1997, which is higher than industry averages for both periods. Food and paper costs were negatively affected by higher amounts of wasted food caused by the lower sales volumes, and the opening of new restaurants in 1997, which generally have higher costs due to increased food usage for opening promotions and inefficiencies caused by less experience employees.

Salaries,   benefits,   occupancy  and  operating  expenses  include  all  other
restaurant level operating expenses, the major components of which are direct and indirect labor, payroll taxes and benefits, operating supplies, rent, advertising, repairs and maintenance, utilities, and other occupancy costs. The combined total of these expenses was 120% for the three quarters ended October 4, 1998, as compared to 93% for the same comparable period in 1997. Substantial portions of these costs are fixed or indirectly variable and were disproportionate to revenues for both periods due to low sales volumes.

Preopening expenses of $19,421 during the quarter ended October 4, 1998 relate to initial costs incurred in the development of a franchised Tanner's restaurant which is being developed by Hartan under a management agreement with TRC.

General and administrative expenses decreased $466,139 or 64% and $615,783 or 39% for the quarter and three quarters ended October 4, 1998, respectively, as compared to the same periods in 1997. The decreases reflect the closing of the Company's operations during 1998 and the corresponding reduction in its corporate overhead. The general and administrative expenses incurred during the quarter ended October 4, 1998 relate primarily to costs associated with the merger and administrative costs incurred by Hartan related to the development of a franchised Tanner's restaurant.

Depreciation and amortization decreased $43,534 for the quarter ended October 4, 1998 as compared to the same period in 1997 due to the closing of restaurants in first and second quarters of 1998. Depreciation and amortization for the three quarters ended October 4, 1998 increased $104,574 as compared to 1997 due to the additional restaurants opened in 1997 and a reduction in the recovery periods for some of the Company's assets in 1998.

Loss on restaurant closures and other of $1,204,489 for the three quarters ended October 4, 1998, relate to charges recognized by the Company in connection with the closure of its remaining restaurants in the second quarter of 1998. Included in this caption is $1,212,391 of charges for the write-down of property, equipment and other assets to their net realizable values, write-offs of intangible assets of $92,098, offset by reductions in the accrued liability for real estate disposition costs of $100,000.

The Company recorded a loss provision for area developer notes receivable of $1,054,784 and $1,340,807 for the quarter and three quarters ended October 5, 1997 for estimated loan losses. The amount of the loss provision was based on management's evaluation of the operating results of the franchised restaurants, financial position of the area developers, and the sufficiency of the underlying assets securing the loan.

     Net Loss. The Company incurred a net loss of $306,399 and $2,778,095 for the quarter and three quarters ended October 4, 1998 as compared to $1,889,061 and $3,585,111 for the same periods in 1997. The decrease in net loss for the quarter ended October 4, 1998 reflects the discontinuance of the Company's operations in 1998.

     Preferred Stock Dividends. The Company declared dividends totaling $345,268 on the Series A Preferred Stock for the first and second quarters of 1998, which were paid in 352,278 shares of common stock. Dividends in the amount of $172,252 on the Series A Preferred Stock for the third quarter of 1998 have not been declared and are in arrears. Preferred stock dividends for the three quarters ended October 4, 1998 also reflect accrued dividends of $103,341 on the Company's Series B and Series C Preferred Stock, and a beneficial conversion feature on the Series C Preferred Stock valued at $500,000 which is reflected as a dividend to the holders Series C Preferred Stock.

Liquidity and Capital Resources

The Company has incurred losses from operations since inception and as of October 4, 1998 the Company had an accumulated deficit of $13,595,718 and working capital of $27,949. During 1998, all of the Company's restaurants were closed, which raises substantial doubt about the Company's ability to continue as a going concern. Management believes that if the Company is to continue as a going concern, it will need to develop or acquire a restaurant concept with potential for unit growth and will need to obtain additional funds through debt or equity offerings to fund the growth of this concept and settled its outstanding obligations.

Since inception, the Company has utilized the funds acquired in equity financing of its common and preferred stock, operating leases, vendor credits and certain borrowings to fund the development of its restaurants and support its operating losses and fund general administrative expenses. The Company used $1,676,588 of cash in operations during the three quarters ended October 4, 1998, and $1,808,203 of cash in operating activities for the same period in 1997.

For the three quarters ended October 4, 1998, the Company made minimal investments in property and equipment and utilized renovation allowances provided by landlords for a majority of the development costs for the two Harvest Food Courts restaurants opened and closed during the second quarter. The Company used $80,000 to purchase development and franchise rights for Tanner's restaurants.

Sources of capital are limited to the Company's ability to raise additional capital from investors, and ultimately achieving profitable operations. Without a proven viable restaurant concept, additional financing is difficult or impossible to obtain.

Management considers the merger with TRC as a viable plan to move the Company to profitability. In connection with the merger with TRC, the Company has obtained a financing commitment from a private investor group for the purchase of 600 shares of the Company's Series C Preferred Stock for a total of $6,000,000, of which $4,000,000 was deposited into escrow. The 600 shares of Series C Preferred Stock are to be issued in three separate closings of 200 shares each. On July 23, 1998, the Company received net proceeds of $1,978,750 from the first closing, with the second closing to occur upon the effective date of the merger, and the third closing within thirty days thereafter. Proceeds from the equity funding will be used primarily for the development of additional Tanner's restaurants. The Company believes the proceeds from first closing will be sufficient to develop up to five Tanners restaurants, depending on availability of lease financing and landlord contribution. The restaurants will operate under a franchise relationship with TRC until completion of the merger. The restaurant development and operation will be managed by TRC under separate agreements with the Company. Upon the completion of the merger, the franchises will be terminated and the restaurants would become Company-owned restaurants. Should the merger not be completed, the Tanner's restaurants developed by the Company would continue to operate as franchised restaurants under a operating agreement with TRC, or the Company has the option to require TRC to repurchase the restaurants from the Company at the development cost.



PART  II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On July 6, 1998, the Company was named as a defendant in a lawsuit filed in Florida, Pinellas County Circuit Court (Case No. 98-03282C119). The plaintiff is seeking damages for breach of a commercial lease that the Company guaranteed for a franchisee. The Company believes that this case has been settled in principle. The Company is currently awaiting final approval from Captec and a federal bankruptcy court having jurisdiction over the matter.

On July 24, 1998, the Company was named as a defendant in a lawsuit filed in Texas by Sysco Food Services in Bexar County Court of Law No. 3 (Case No. 247031). The plaintiff is seeking $10,003 incurred in connection with the sale of products on open account guaranteed by the Company. No offer for settlement has been made.

On August 12, 1998, the Company was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor services Co. in Bexar County District Court (Case no. 247317). The plaintiff is seeking to recover damages of $38,691 for the Company's failure to make payments under two equipment leases. The case is now in the discovery phase.

On August 20, 1998, the Company was named as a defendant in a lawsuit filed in Texas by Toufic Khalifa in Bexar County district Court (Case No. 98-CI-I2200). Plaintiff is seeking damages for breach of commercial lease. The plaintiff rejected a settlement offer of $35,000, and the case is now in the discovery phase.

In addition, the Company has executed settlement agreements for 15 landlord claims for total payments of $146,622, of which $71,056 has been paid as of October 4, 1998. A mortgage claim has also been satisfied in full by the proceeds of the sale of real property.

ITEM 6.  Exhibits and Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended October 4, 1998, which report was dated July 9, 1998. The Form 8-K reported under item 4 (Changes in Registrant's Certifying Accountant) the resignation of the Company's certifying accountant. The Form 8-K also reported under item 5 (Other Events) the execution of a definitive share exchange agreement to merge with TRC Acquisition Corporation, the execution of a Securities Purchase Agreement with an investor group for $6,000,000 of equity funding. The Company also filed two amended Forms on 8-K/A during the quarter ended October 4, 1998 to update information reported under item 4 of the Form 8-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HARVEST RESTAURANT GROUP, INC.


Date: November 18,1998                    By: /s/ William J. Gallagher
     ------------------                      -----------------------------------
                                             William J. Gallagher,
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Duly Authorized Signatory)


Date: November 18, 1998                    By: /s/ Joseph Fazzone
     -------------------                      ----------------------------------
                                              Joseph Fazzone
                                              Chief Financial Officer
                                              (Duly Authorized Signatory)