Form 10KSB
period 1998-12-27
TANNERS RESTAURANT GROUP INC
filed 1999-03-30
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  Annual report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
             Act of 1934 for the fiscal year ended December 27, 1998

                                       OR

[ ]  Transition  report  pursuant  to  Section  13 or 15 (d)  of the  Securities
                              Exchange Act of 1934
           for the transition period from ___________ to ___________.


                         Commission File Number 33-95796


                         TANNER'S RESTAURANT GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


             Texas                                        76-0406417
             -----                                        ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


  2662 Holcomb Bridge Road, Suite 320
        Alpharetta, Georgia                                  30022
        -------------------                                  -----
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (770) 518-1444

Securities registered pursuant             Name of exchange on which registered:
 to Section 12(b) of the Act:
           None                                            None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                    Series A Preferred Stock, $1.00 par value
                    -----------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most fiscal year were $11,694,544.

     As of March 23, 1999, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $2,137,312, based upon a closing sales price of $.47 per share of common stock on the OTC Bulletin Board. As of March 23, 1999, 8,334,489 shares of the Registrant's common stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Portions of this Annual Report on Form 10-KSB contain "forward-looking" statements which can be identified by the use of forward-looking terms such as "expect," "estimate," "anticipate," "intend" and "believe" or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, among others, those described in "Item 6, Management's Discussion and Analysis or Plan or Operation - Disclosure Regarding Forward-Looking Statements" and in our other filings with the SEC.


Overview

     Tanner's Restaurant Group, Inc., formerly known as Harvest Restaurant Group, Inc., was incorporated in June 1993 under the name "Clucker's Tex-Mex Venture, Inc." Initially, Harvest operated as an area developer for Cluckers Wood Roasted Chicken, Inc., the developer and franchiser of the "Cluckers" restaurant concept. By 1996, Harvest had decided to focus its operations on the development, operation and franchising of its own line of restaurants, Harvest Rotisserie restaurants. In 1997, Harvest attempted to grow this concept by implementing an area development program in Florida, Indiana and North Carolina. By the first quarter of 1998, however, all restaurants franchised under this area development program had been closed, and by July 1998 all four company-owned restaurants were closed. The last remaining franchised restaurant was closed in August 1998, leaving Harvest with no ongoing business operations. By this time, Harvest had decided to pursue a merger with TRC Acquisition Corporation ( TRC") and focus its resources on the development of TRC's "Rick Tanner's Original Grill" restaurants.

     On January 14, 1999, TRC merged into a wholly-owned subsidiary of Harvest in a forward triangular merger. In this merger, 4,123,219 shares of common stock, representing approximately 50.1% of the outstanding common shares, were issued to the former shareholders of privately-held TRC. Also issued in the merger were 744,500 shares of Series E preferred stock. As a result of the merger, we now own and franchise the "Rick Tanner's Original Grill" restaurants formerly owned and franchised by TRC. We own and operate nine of these restaurants, all of which are located in Georgia, and franchise one additional restaurant, which is located in Macon, Georgia. As part of the merger, our board of directors was changed to consist of four members, three of whom were former directors of TRC, and TRC's managment team became the active management team of the combined business. Additionally, we moved our corporate headquarters from San Antonio, Texas to Atlanta, Georgia. For accounting purposes, we accounted for the merger as an acquisition of Harvest by TRC deemed to have occurred on December 27, 1998. On March 15, 1999, following receipt of shareholders' approval at a special shareholders' meeting, we changed our name to Tanner's Restaurant Group, Inc. Unless otherwise indicated herein, the terms "we," "us," or "our" refer to the company after the date of the merger, and the term "Harvest" refers to the company before the merger.

     A significant factor in both the structure and completion of the merger was a commitment by outside investors to invest $6,000,000 in the new combined company. The investors invested $2,000,000 under this financing commitment in July 1998, in exchange for shares of Harvest's preferred stock (which were recently converted into 2,600 shares of our Series D convertible preferred stock). Since the merger, the investors have invested an additional $2,000,000 in exchange for 2,600 shares of Series D convertible preferred stock, and they will invest the balance of $2,000,000 for 2,000 more Series D preferred shares when the shares of common stock into which the Series D preferred shares are convertible are registered with the SEC. We intend to cause that registration to become effective in late spring 1999.

     In addition to the 7,200 shares issued in connection with the $6,000,000 financing commitment, we issued 1,998 shares of Series D convertible preferred stock to holders of Harvest's Series B convertible preferred stock. This Series B stock had been purchased by several of the outside investors for $1,332,000 in December 1997. In all, there are seven outside investors: Sovereign Partners, L.P., Atlantis Capital Fund Limited, Dominion Capital Fund Limited, G.P.S. America Fund Ltd., Atlas Capital Fund Ltd., and two foreign residents. In addition to the share issuances outlined above, the financing commitment requires that we issue warrants to purchase 919,800 shares of common stock at a price of $2.00 per share to the outside investors.

     Our executive offices are located at 2662 Holcomb Bridge Road, Suite 260, Alpharetta, Georgia 30022, and our telephone number is (770) 518-1444. However, effective April 2, 1999, our new address will be 5500 Oakbrook Parkway, Suite 260, Norcross, Georgia 30093.

Growth Strategy

     We intend to use part of the proceeds of the financing commitment to pursue the following growth strategy:

     *    to open new company-owned Tanner's restaurants;
     *    to increase our sales at existing restaurants;
     *    to develop and expand our franchising program; and
     *    to  evaluate   possible   acquisitions  of  complimentary   restaurant
          concepts.

     We intend to develop Tanner's restaurants in Atlanta to complete our penetration of the Atlanta market and in selected Southeastern markets, where we believe we will be able to use existing supervisory, marketing and distribution systems. We currently anticipate that we will lease most of our future locations. In 1999, we plan to open up to four company-owned Tanner's restaurants and one franchised restaurant.

Background of the "Rick Tanner's Original Grill" Concept

     Richard Tanner developed the original Tanner's concept, which focused on chicken rotisserie and ribs, in 1986, and he grew this idea into eight restaurants in Atlanta over the next ten years. In October 1996, Mr. Tanner joined forces with veteran restaurant investors and a new management team to create TRC. TRC expanded Mr. Tanner's successful concept by adding new company-owned restaurants and developing a franchise program. Between October 1996 and its merger with us in January 1999, TRC opened three new Tanner's restaurants and began development of several additional locations. TRC also began initial development of a franchise program and franchised one restaurant in Macon, Georgia. During 1998, TRC opened one new company-owned Tanner's restaurant in Canton, Georgia and two franchised Tanner's restaurants, one in Macon, Georgia and one in Montgomery, Alabama. The franchised restaurant in Montgomery, Alabama was closed in February 1999 due to franchisee financing arrangements and restaurant location issues.

     Tanner's restaurants are designed to appeal to traditional casual dining customers by offering large portions of high quality foods at low prices. These restaurants are competitively positioned between fast food chicken restaurants, home meal replacement restaurants, and the full bar casual restaurants that have less portable foods. The menu features over 40 different entrees and 15 different appetizers including pot roast, meatloaf, rotisserie chicken, steaks, slow roasted barbecue pork ribs, " cheesy chicken lips," "Texas" chili, sandwiches, made-from-scratch soups and salads, and family value packs ideal for take home service. All entrees are prepared using aged beef and fresh chicken and seafood, are cooked to order and are served with a choice of two out of 15 different freshly prepared vegetables. Since inception, over 25% of sales have come from takeout/takehome service.

     Value. We believe the Tanner's menu offers a compelling value to the traditional casual dining customer while remaining competitive with restaurants targeting value-oriented customers. Tanner's prices range from $3.99 to $6.99 for lunch and from $8.99 to $10.99 for dinner, with many items priced under $8.00. Additionally, Tanner's offers a "Kids" menu for children ten and under with items priced at $2.95. The average amount spent per customer, including beverages, is approximately $6.50 for lunch and $9.50 for dinner.

     Distinctive Design and Decor and Casual Atmosphere. Our Tanner's restaurants are built according to a flexible design concept that allows recognizable restaurants to be developed at different types of sites. Our prototype Tanner's store features an efficient operating layout, standardized equipment and tasteful and distinctive trade dress. Tanner's seeks to create a fun, casual, family friendly neighborhood atmosphere and we attempt to create this atmosphere by decorating all our restaurants with such things as hand-painted murals depicting local history.

     Commitment to Customer Satisfaction. We believe that we must provide prompt, friendly and efficient service to ensure customer satisfaction. We seek to staff each restaurant with an experienced management team and keep table-to-server ratios low. We use customer surveys to solicit feedback on each restaurant and attempt to address problems quickly.

     Site Selection. Our site selection strategy targets markets that provide a balance of business and residential clientele. We analyze a variety of factors in the site selection process, including local market demographics, site visibility, accessibility and proximity to major retail centers, office complexes, residential communities and entertainment facilities. We believe that this strategy maximizes our exposure to a high volume of new and repeat customers. We devote significant time and resources to analyzing prospective restaurant sites and gathering appropriate cost, demographic and traffic data. We use an in-house construction and real estate department to develop architectural and engineering plans and to oversee new construction. Although we have traditionally focused on developing our prototype freestanding restaurant, we consider developing additional restaurants in existing buildings and in strip shopping centers where appropriate. We believe that our ability to remodel an existing building into a Tanner's restaurant permits greater accessibility to quality sites in more developed markets. Once we select a site, we renovate or build-out the interior and exterior to produce the distinctive atmosphere of a Tanner's restaurant. Renovation or build-out of a site usually takes from 60 to 120 days.

     Training and Development. We believe a well-trained, highly motivated restaurant management team is critical to achieving our operating objectives. Our training and compensation systems are designed to create accountability for performance at the restaurant level. We expend significant resources to train, motivate and educate our restaurant level managers and hourly coworkers. Each new manager participates in a comprehensive six week training program which combines hands-on experience in one of our training restaurants. To instill a sense of ownership in restaurant management, compensation is based, partly, on restaurant profit and quality service scores. We believe our focus on unit level operations provides an incentive for managers to focus on increasing same store sales and restaurant profitability.

     Unit Economics. The average total investment cost to open a new Tanner's restaurant, including the costs of the land, building, furniture, fixtures and equipment, plus preopening costs that include training salaries, opening inventory, supplies and promotion, is approximately $1,250,000. Excluding real estate costs (land purchase or lease costs) and preopening expenses, the average cost of opening a new restaurant in 1998 was approximately $650,000. We expect to reduce this average opening cost to approximately $500,000 in 1999, due primarily to reductions in the average unit size and a new emphasis on opening restaurants in strip shopping centers rather than freestanding buildings. Individual unit investment costs could vary, however, on account of a variety of factors, including competition for new sites, area construction costs, and the mix of conversions, build-to-suit and leased locations. We have sought to minimize our cash investment in each restaurant to approximately $300,000 or less through the use of sale/leaseback, or build-to-suit type financing, and equipment financing. We have been successful in obtaining such financing for our new freestanding restaurants and believe such financing will continue to be available, although we cannot predict that availability.

Competition

     Competition in the restaurant industry is intense. Tanner's restaurants compete with mid-price, full-service, casual dining restaurants primarily on the basis of quality, atmosphere, location and value. Tanner's takeout/takehome business competes not only with other full-service restaurants, but also with take-out food service companies, fast-food restaurants, delicatessens, cafeteria-style buffets, prepared food stores, supermarkets and convenience stores. Tanner's also competes with other restaurants and retail establishments for quality sites.

     Many of our competitors are well established and have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies such as Chili's, Applebee's, Black Eyed Pea and Cracker Barrel have expanded their operations in the current and anticipated market areas of Tanner's. This competition could adversely affect our operating results.

     Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, the type, number and location of competing restaurants, availability of product and local competitive factors. Some or all of these factors could aversely affect us and our future franchisees.

Trademarks and Service Marks

     Before the January 1999 merger, TRC had applied for registration with the United States Patent and Trademark Office of its "Rick Tanner's Original Grill" and design service mark. We believe our service marks have significant value and are important factors in the marketing of our restaurants. We are aware of names and marks similar to the Tanner's service marks used by others in certain geographic areas, but believe those uses will not adversely affect us. Our policy is to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our marks.

     Although we no longer own, franchise or operate any restaurants operating under the Harvest name, the rights to the "Harvest Rotisserie" name, trademark and service mark remain registered in our name with the United States Patent and Trademark Office.

Government Regulation

     A variety of federal, state and local laws apply to us and our restaurant business. Each of our restaurants is subject to permitting, licensing and regulation by a number of government authorities, including alcoholic beverage control, zoning, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Our restaurants must comply with federal, state and local government regulations applicable to the consumer food service business, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, mandated health insurance coverage and citizenship requirements. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

     Approximately 2% of net restaurant sales were attributable to the sale of alcoholic beverages in 1998. Alcoholic beverage control regulations require each restaurant to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

     "Dram shop" statutes in Georgia generally give a person injured by an intoxicated person the right to recover damages from a business that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing $2 million comprehensive general liability insurance.

     The federal Americans with Disabilities Act requires that places of public accomodation meet certain requirements related to access and use by persons with disabilities. We design our restaurants to be accessible to persons with disabilities and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accomodations for such persons.

     A number of states and the Federal Trade Commission require a franchisor to provide specified disclosure statements to potential franchisees before granting a franchise. Additionally, many states require the franchisor to register its uniform franchise offering circular with the state before it may offer the franchise to residents of the state.

     Our restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters over which we have no control. Significant numbers of our service, food preparation and other personnel are compensated at rates related to the federal minimum wage, and increases in the minimum wage could increase our labor costs. The development and construction of additional restaurants are subject to compliance with applicable zoning, land use and environmental laws and regulations.

Franchise Operations

     We currently have one franchisee and are presently offering franchises on a selective basis. We cannot give assurances about either the number of franchise territories that we will sell during fiscal year 1999 or the impact of franchise fees on our profitability and cash position.

     We franchise market areas or territories through market development agreements, which grant the right to develop one or more Tanner's restaurants within a specified geographic area. A franchisee enters into a market development agreement when the franchisee chooses a specific territory before signing the first license agreement. A franchisee must also enter into a separate license agreement, which we call unit license agreement, for each individual Tanner's restaurant that the franchisee opens.

     The market development agreement obligates a franchisee to build and open a specified number of restaurants in a designated area over a specific time period. It grants exclusivity for the franchisee, prohibiting us or another franchisee from developing in the awarded territory. If a franchisee fails to open restaurants in accordance with the market development agreement, we can notify the franchisee of default and terminate the market development agreement if the default is not cured.

     Generally, a market development agreement expires when the franchisee opens the last restaurant listed on the schedule in the agreement. The unit license agreements then provide market operating control for the franchisees. After the franchisee completes the development schedule, if we decide to establish additional restaurants in the licensed territory, the franchisee has the right of first refusal to develop those restaurants as long as the franchisee's existing restaurants are in compliance with the agreements.

     The initial franchise fee is $25,000 per restaurant. A franchisee pays $10,000 of this fee upon signing a market development agreement, for each restaurant to be built. The franchisee pays the remaining $15,000 per restaurant at the opening of each restaurant, when the unit license agreement is signed. Unit license agreements generally have a 20-year term and can be renewed with the then current license if the franchisee is in compliance at the end of the term.

     Generally, under the unit license agreement, a franchisee pays a continuing royalty fee of 4% of gross revenues from each restaurant. In addition, a franchisee pays a continuing fee for advertising materials production, initially
 .5% of gross revenues. This fee can be increased to 2% of gross revenues upon implementation of a national advertising program. Currently, we only require the
 .5% for advertising materials production.

     The unit license agreement also requires a franchisee to comply strictly with our standards, specifications, processes, procedures, requirements and instructions regarding the operation of a licensed restaurant. We are obligated to provide initial training, new store opening support, and continuing inspection and training/marketing assistance for each franchise restaurant. Restaurant managers must be certified in our training program. Franchisees may purchase food products and restaurant supplies from independent, approved suppliers as long as they conform to our specifications. Alternate sources of these items are generally available. The same is true for equipment and decor packages.

Insurance

     We carry general liability, product liability and commercial insurance of up to $2,000,000, together with an umbrella liability coverage of an additional $10,000,000 and worker's compensation insurance, all of which we believe is adequate for a business of our size and type. We cannot assure that our insurance coverage will remain adequate or that insurance will continue to be available to us at reasonable rates.

     Franchisees are required to maintain certain minimum standards of insurance pursuant to their franchise agreements, including commercial general liability insurance, worker's compensation insurance and all risk property and casualty insurance. We require that we be named as an additional insured on those policies.

Employees

     As of March 22, 1999, we employed approximately 375 people, of whom 12 are executive and administrative personnel, 36 are restaurant management personnel and the remainder are hourly restaurant personnel. Many of our hourly restaurant employees work part-time. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.


ITEM 2. DESCRIPTION OF PROPERTY

Property

     We lease approximately 3,320 square feet of space for our executive offices in Alpharetta, Georgia under a month-to-month lease for $4,200 per month. We expect to relocate our executive offices to Norcross, Georgia in early April 1999. Our new monthly rent is $2,919. We believe that these new executive office facilities will be adequate for our needs in the foreseeable future. We believe that additional space, if needed, is available at reasonable rates. In addition to the one property that we own, we lease 19 properties that range in size from approximately 3,000 to 5,326 square feet and range in rent from $2,700 to $11,917 per month, as described below. Included in these properties are several leases for properties that we no longer use, as indicated below.

     Although there were no ongoing Harvest Rotisserie restaurant operations when Harvest merged with TRC in January 1999, Harvest had previously guaranteed all of the real estate leases on all Harvest Rotisserie franchised restaurants. We accrued a real estate disposition liability of $145,000 at December 27, 1998, which we believe will be sufficient to settle all obligations related to the closing of the company-owned and franchised Harvest Rotisserie restaurants, and the abandonment of the Harvest Rotisserie restaurant sites under development.

                                 Form of              Lease              Monthly
Location                         Ownership            Expiration         Rent
--------                         ---------            ----------         ----

Executive Offices:
------------------

2662 Holcomb Bridge Road         Building Lease       March 31, 1999     $4,200
Suite 320
Alpharetta, GA 30302


5500 Oakbrook Parkway            Building Lease       March 31, 2004     $2,919
Suite 260
Norcross, Georgia 30093

Operating Restaurants and
Catering Facility:
------------------

350 Northridge Road              Building Lease       July, 2000         $4,439
Atlanta, GA 30338

3220 Cobb Parkway                Building Lease       June, 2003         $5,716
Atlanta, GA 30339

4920 Roswell Road                Building Lease       June, 1999         $5,694
Atlanta, GA 30342

1371 Clairmont Road              Building Lease       June, 2001         $5,394
Decatur, GA 30033

650 Gwinnett Drive               Building Lease       April, 2002        $3,731
Suite 203
Lawrenceville, GA 30245

4450 Hugh Howell Road            Building Lease       April, 2002        $4,426
Tucker, GA 30084

521 Indian Trail NW              Building Lease       June, 1999         $3,800
Lilburn, GA 30247

94 Pavillion Parkway             Building Lease       June, 2013         $11,917
Fayetteville, GA 30214

525 Peachtree Industrial Blvd.   Building Lease       September, 2002    $6,180
Suwanee, GA 30174

6470 Spalding Drive, Suite P     Building Lease       September, 2002    $4,533
Norcross, Georgia  30092

                                 Form of              Lease              Monthly
Location                         Ownership            Expiration         Rent
--------                         ---------            ----------         ----

Closed Restaurants
and Abandoned Properties:
-------------------------


1453 Riverstone Parkway          Building Lease       February, 2018     $6,879
Suite 100
Canton, GA 30114

6275 Spalding Drive              Building Lease       June, 2000         $5,480
Norcross, GA 30092

3433 McGehee Road                Building Lease       February, 2008     $6,667
Montgomery, AL 36111  (2)

Walzem Road                      Building Lease       February, 2006     $2,700
San Antonio, TX (3)

South Padre Island Drive         Building Lease       November, 1999     $5,000
Corpus Christi, TX

South Braeswood Road             Building Lease       January, 2004      $3,000
Houston, TX

11730 West Avenue                Building Lease       May, 2002          $4,500
San Antonio, TX

Tezel Road                       Real Estate          N/A                N/A
San Antonio, TX (1)              Owned

------------------------------

(1) Under the terms of a Deed of Trust dated December 28, 1998 and filed in the County of Bexar in the State of Texas, this property secures two promissory notes, one in the amount of $150,000 and one in the amount of $50,000, issued to Mr. William Gallagher pursuant to the terms of his severance agreement.

(2) We currently sublease this property for approximately the same amount per month as we owe on the lease.

(3)  We currently sublease this property for $3,600 per month.



ITEM 3. LEGAL PROCEEDINGS

We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The plaintiffs are seeking damages of $150,000 for breach of a commercial lease. We have filed a motion for summary judgment. We are in the process of filing a motion to dismiss this action on the grounds that Harvest never entered into a lease agreement for the property.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317). The plaintiff is seeking to recover damages of $38,691 for Harvest's failure to make payments under two equipment leases. The plaintiff has filed a first amended motion for summary judgment, which has not yet been set for hearing. Settlement negotiations are ongoing.

     On August 20, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Toufic Khalifa in Bexar County District Court (Case No. 98-CI-12200). The plaintiff is seeking damages in the amount of at least $240,000 for breach of a commercial lease. The case is now in the discovery phase.

     Prior to the merger, Harvest settled a number of lawsuits and claims, and since the merger we have settled additional lawsuits and claims. Some of these settlements are documented by executed settlement agreements and releases while others are not.

     We are involved in certain claims arising in the normal course of business. In our opinion, although the outcomes of any such claims are uncertain, in the aggregate they are not likely to have a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

     On March 12, 1999, we held a special meeting at which our shareholders voted in favor of two amendments to our articles of incorporation. The first amendment increased the number of shares of common stock that we are authorized to issue from 20,000,000 shares to 200,000,000 shares. The second amendment changed our name from Harvest Restaurant Group, Inc. to Tanner's Restaurant Group, Inc. A total of 8,241,609 shares were entitled to vote on each matter, as follows:

     (1) Name change - 7,352,794 shares were voted in favor of the proposal, while 31,480 shares were voted against the proposal, 58,206 shares abstained and 799,129 shares did not vote;

     (2) Increase in authorized common shares - 7,228,549 shares were voted in favor of the proposal, while 151,674 shares were voted against this proposal, 62,257 shares abstained and 799,129 shares did not vote.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     Until September 16, 1998 the Harvest common stock was quoted on the NASDAQ SmallCap Market System under the symbol "ROTI." As of close of business on that date the common stock was delisted from the NASDAQ SmallCap Market, and since that date the common stock has been quoted on the OTC Bulletin Board. On March 23, 1999, the high and low sales prices for the common stock were $.47 and $.42, respectively. The range of high and low sales prices for the common stock as reported by Nasdaq and the range of high and low bid prices as quoted on the OTC Bulletin Board (indicated by an asterisk) are listed below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                            Price
                                                    ----------------------
                                                     High           Low
                                                     ----           ---
Fiscal Year 1997:       Quarter Ended:
-----------------       --------------

First Quarter           April 20, 1997              $7.75         $6.00
Second Quarter          July 13, 1997               $8.00         $4.75
Third Quarter           October 5, 1997             $5.09         $1.43
Fourth Quarter          December 28, 1997           $2.63         $ .75

Fiscal Year 1998:
-----------------

First Quarter           April 19, 1998              $2.2188       $  .25
Second Quarter          July 12, 1998               $  .875       $  .25
Third Quarter           October 4, 1998             $  .875       $  .125*
Fourth Quarter          December 27, 1998           $  .29*       $  .09*


Holders of Record

     We had approximately 99 holders of record of our common stock as of March 23, 1999.


Dividends

     We have never paid cash dividends on our common stock and intend to retain earnings, if any, to use in operating and expanding our business. Our board of directors will determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions.

Recent Sales of Unregistered Securities

     We had no sales of unregistered securities in the fiscal year ended December 27, 1998 that we have not already reported in our quarterly reports, and we sold no unregistered securities in the fourth quarter.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in connection with the consolidated financial statements and related notes thereto included elsewhere in this report.

     On January 14, 1999 TRC merged into a wholly owned subsidiary of Harvest in a forward triangular merger. Because the former shareholders of TRC received a majority of the shares of our common stock outstanding immediately after the merger, the historical financial statements of the surviving company for the periods prior to the merger are those of TRC rather than Harvest.

Overview

     Our growth strategy is to open new company-owned Tanner's restaurants, to increase sales at existing restaurants, develop and expand our franchising program, and to evaluate possible acquisitions. We intend to develop Tanner's restaurants primarily in the greater Atlanta market and in selected Southeastern markets, where we believe we will be able to use existing supervisory, marketing and distributions systems. Additionally, we may seek to acquire other restaurant concepts that would compliment our existing Tanner's business, allowing growth and improving profitability. We are evaluating existing restaurant locations, and may close certain unprofitable restaurants as we expand the concept and focus on increasing profitability.

     A significant factor in both the structure and completion of the merger was a commitment by third party investors to invest $6,000,000 in the new combined company. This financing will be used primarily for working capital and the development of up to four company-owned Tanner's restaurants and the opening of one franchised Tanner's restaurant during 1999, although there can be no assurance that such development plans will be successful.

Results of Operations for the Year Ended December 27, 1998 Compared to the Year Ended December 28, 1997

     Revenues. Total revenues increased by $2,727,993 during the fiscal year 1998 in comparison to fiscal 1997. This increase in sales is partially attributable to sales from two new restaurants opened in the fourth quarter of 1997 and one new restaurant opened in the second quarter of 1998. The sales increase is also the result of a rise in same-store sales of 1.9% over 1997. Our first franchised stores were opened during the first half of 1998. Royalties and franchise fees earned during the year were $63,341 versus $0 in the prior year. This increase in restaurant and franchise-related sales was partially offset by a 13.5% decrease in catering sales.

     Costs and Expenses. In general, costs have increased as a percentage of sales due to the additional coupon and promotions that began in August 1997 and continued through 1998. These types of promotions increase the number of customers that visit the restaurant and increase sales. However, the operating expenses on these sales are higher because the sales have been discounted below the menu price. This increase in costs is most evident in food, beverage and paper costs.

     Food, beverage and paper costs were 35.2% of 1998 sales versus 34.4% of sales for the same period in 1997. The 0.8% increase in food costs as a percentage of sales was primarily a result of increased coupon and various discount promotions in 1998 as mentioned above.

     Payroll and benefit expense was a stable 35.5% of sales in 1998 and 1997. In April 1997, we implemented a new benefits package that permits restaurant managers to obtain health, life and disability insurance. We pay for a portion of this package. As a result of this new employee benefit, benefit costs rose 0.1% as a percentage of sales. This was offset by a decrease of 0.1% in labor costs.

     Other operating expenses decreased as a percentage of sales to 23.5% for 1998 from 27.3% for 1997. Although total advertising expenditures remained constant, we began to realize some market efficiencies as advertising expense decreased 1.5% as a percentage of sales when compared to 1997. Additional decreases in 1998 were the result of: (a) changing all restaurant cleaning from an externally contracted service to an in-store responsibility (.3% improvement), (b) negotiating certain contracts related to the purchase of cleaning materials and supplies (.3% improvement) and (c) general reduction in repair and maintenance expense as a percentage of sales because 28% of all restaurants are new in 1998 and need minimal repairs versus no new stores until November of 1997 (.5% improvement). Pre-opening expenses decreased in 1998 due to one new restaurant compared to two new restaurants in 1997 (.9% of sales in 1998 compared to 2.5% in 1997). However, these margin improvements were partially offset by the increase in rent expense (.4%). This is due to the higher costs associated with new store leases. These factors resulted in a net decrease to other operating expenses of 3.8% of total sales.

     Total occupancy costs, consisting of depreciation, rent and restaurant interest expense, increased to 9.1% in 1998 from 7.1% in 1997. The 2.0% increase as a percentage of sales was primarily due to the two new restaurants that opened in the fourth quarter of 1997 and one new restaurant that opened in the second quarter of 1998. We believe that this trend will start to reverse in 1999 as we open more "end-cap" restaurants located at the end of strip shopping centers, as opposed to free-standing buildings, which tend to have higher capital investments, as well as financing costs, therefore resulting in larger depreciation charges and greater interest costs.

     Depreciation and amortization expense in 1998 increased by 0.6% over 1997 due to fixed asset additions at the new restaurants that were opened in 1997 and 1998. Most of these assets were placed in service in December of 1997, January and July of 1998.

     General and administrative expenses increased to $1,651,474 in 1998 from $1,278,581 in 1997, primarily due to costs incurred in anticipation of franchising and expanding the Tanner's concept, such as recruiting and training restaurant managers for anticipated new stores, printing and development costs for new menus, hiring a franchise consultant, and restructuring the corporate office personnel to support additional growth. Although total general and administrative expenditures increased, the additional sales generated from new and old restaurants leveraged these costs down to 14.1% of 1998 sales from 14.3% of 1997 sales.

     The write down of an intangible asset is due to a one-time charge of $547,000 related to the cancellation and termination of an employment agreement with the former president of TRC.

     Other Income (Expense). Other income decreased in 1998 to 0.2% of sales, from 0.3% of sales in 1997. Interest expense increased to $700,451 in 1998 from $546,552 in 1997. This is primarily attributable to an increase in borrowings of approximately $1,000,000 in the first half of 1998. Our effective interest rate remained at 11.3% for 1998.

     Net Loss. We incurred a net loss of $2,897,759 for the year ended December 27, 1998 compared to $2,143,409 for the same period in 1997. We expect to incur losses in future periods until we expand our base of restaurants and reduce current general and administrative expenses.

     As we pursue our plans for growth, we expect to see the following trends in operating costs. Food, beverage and paper costs and payroll expenses will increase during the first two months of a restaurant's operations. Preopening expenses are expected to total approximately $100,000 for each new restaurant and are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. The majority of preopening costs are incurred in the accounting period prior to opening and in the period that a restaurant opens. As we increase our base of restaurants, the effects of the above-mentioned operating trends will decrease, as the new restaurants will have less of an impact on our consolidated results.

Liquidity and Capital Resources.

     Our cash and cash equivalents increased $434,768 during the year ended December 27, 1998. Principal sources of funds consisted of (a) the sale of one of the restaurant facilities for $359,696, (b) additional borrowings totaling $1,016,617 under both secured and unsecured loan agreements and (c) cash of $411,150 acquired in the merger. The primary uses of funds consisted of (a) the purchase of additional fixed assets for new restaurants of $972,724 and (b) cash used in operations of $220,198.

     We have incurred operating losses since inception and as of December 27, 1998 had an accumulated deficit of $6,390,005 and a working capital deficit of $4,040,192. We are not currently generating sufficient revenues from operations to meet our cash requirements. Because substantially all sales in our restaurants are for cash, and operating costs are generally due in 15 to 45 days, we are able to operate with negative working capital. Also, we have obtained extended payment schedules with several of our larger vendors allowing for payment terms of 60 to 90 days. Additionally, certain vendors and authorities have agreed to extended payment terms for obligations we previously incurred.

     We have not paid dividends on the Series A preferred stock since June 1998 and are currently analyzing our alternatives for addressing these arrearages.

     We opened one new restaurant during 1998 and had two franchised restaurants open during this same time period. One of the franchised restaurants closed in February of 1999 due to franchisee financing arrangements and location issues. We closed two under-performing restaurants in March of 1999, which is expected to result in a charge to earnings of approximately $300,000 in the first quarter of 1999. In the remainder of 1999, we plan to open up to four new company-owned and one franchised Tanner's restaurant. Our capital requirements to meet this development plan could be as much as $1.6 million. We may also seek to acquire other restaurant concepts that would compliment our existing Tanner's restaurants. Although we do not currently have the capital resources to meet this development plan, outside investors have invested $2,000,000 in 1999 to purchase shares of our Series D preferred stock. They will invest another $2,000,000 when the shares of common stock into which the Series D preferred shares are convertible are registered with the SEC. We intend to cause that registration to become effective in late spring of 1999. We plan to meet our capital requirements for new restaurant development, possible acquisition of another restaurant concept, and working capital through the remainder of this funding.

     If the current development schedule is not delayed, management anticipates that by the fourth quarter of 1999, we will have a base of profitable restaurants that will allow us to begin to leverage our non-operating expenses.

Year 2000 Computer Issues

     The "Year 2000 problem" is a general term used to identify those computer programs or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications which are programmed in this manner may recognize the year 2000 as the year 1900, thereby causing potential system failures or miscalculations, which could result in disruptions of normal business operations. We have evaluated our state of readiness, the costs involved to become compliant, the risks involved, and our contingency plans. Our primary uses of software systems are our corporate accounting and restaurant management software.

     We have completed an initial assessment of our core computer information systems and are now undertaking the necessary steps to make our systems Year 2000 compliant. We believe that the cost to upgrade our software will not be material. We are currently evaluating and assessing those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require repairs or complete replacement. We expect to complete this assessment during the second quarter of 1999.

     We are in the process of contacting all significant vendors and our independent payroll vendor to verify that those vendors are also addressing the problem. We have developed contingency plans where necessary. Certain Year 2000 issues that may adversely affect our operations are beyond our control. We cannot now estimate the potential adverse effect that may result from the failure of any of our vendors to become Year 2000 compliant, although we continues to believe that there will be no direct material effect on our operating performance or results of operations.


ITEM 7. FINANCIAL STATEMENTS

     The financial information required by this item begins on page F-1. The financial statements presented are those of TRC, the entity that is deemed to have been the accounting acquirer in the January 1999 merger.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 17, 1998, Akin, Doherty, Klein & Feuge, P.C. resigned as the certifying accountant for Harvest Restaurant Group, Inc. Please see our Current Report on Form 8-K, dated July 9, 1998, for additional information regarding this resignation. As a result of our merger with TRC on January 14, 1999, Porter Keadle Moore, LLP, the independent accountants for TRC before the merger, became our independent accountants on the date of the merger. Neither we nor anyone on our behalf consulted Porter Keadle Moore, LLP regarding any matter described in
Item 304(a)(2)(i) or (ii) of Regulation S-B.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers

     Our officers and directors as of March 23, 1999 are listed below. Under the TRC merger agreement, all of our pre-merger officers and directors other than William Gallagher resigned, including Michael Hogan, Theodore Heesch and Joseph Fazzone. Mr. Gallagher resigned from his position as an officer but will remain on the board of directors until July 1999. When the merger became effective, certain officers and directors of TRC became our officers and directors, as described below. Consequently, our current management team consists primarily of TRC's pre-merger management.

     Each director listed below will hold office until our 1999 annual meeting of shareholders, except that Mr. Gallagher's term will expire in July 1999 in any event. Cumulative voting is not permitted in the election of directors.

     The following table provides information about our directors and executive officers.

       Name                  Age                         Office
       ----                  ---                         ------

Clyde E. Culp, III           56            Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Richard E. Tanner            45            Director

James R. Walker              49            Director

William J. Gallagher         60            Director

Robert J. Hoffman            49            Senior Vice President of Operations

Timothy R. Robinson          35            Vice President and Chief Financial
                                           Officer

Background of Our Directors and Executive Officers

     Clyde E. Culp III, formerly the chairman and chief executive officer of TRC, assumed the positions of our Chairman of the Board of Directors and Chief Executive Officer upon the merger. Mr. Culp has held numerous executive positions during his 28-year career in the hotel and restaurant industry. He served as a director and officer of TRC beginning in November 1996. From 1993 to 1996, Mr. Culp served as president and chief executive officer of the 1,500 unit Long John Silvers restaurant chain. From 1990 to 1993, he served as president and chief executive officer of Embassy Suites Hotels and also served as chief operating officer of Holiday Inns from 1987 to 1990. In 1975, Mr. Culp founded Davco Foods, which grew to 146 stores and was the largest Wendy's Hamburger franchisee in the world.

     Richard E. Tanner is the founder of the Rick Tanner's Original Grill concept and was TRC's president before the merger. Upon the merger Mr. Tanner became a director and consults with our management in all aspects of restaurant engineering, design, layout and menu modifications. He will continue to be our marketing spokesman.

     James R. Walker has been the owner and operator of Sim's Wholesale Co., Inc. in Lynchburg, Virginia, since 1986 and is also a Visiting Professor of Business Administration at the Darden Graduate School of Business at the University of Virginia, a position he has held since 1995. He has held marketing management positions at Smith Kline Beecham, Inc. and Eli Lilly and Co.

     William J. Gallagher was our Chairman and Chief Executive Officer until the the merger. He will serve as a director July 1999. In addition, he is President of Jagbanc Capital Ltd., a merchant bank headquartered in San Antonio, Texas. From February 1991 to September 1994, Mr. Gallagher was the founder and then chairman and chief executive officer of WaterMarc Food Management, Inc., a multi-concept restaurant chain and barbecue sauce producer. Mr. Gallagher also served as a director of Cluckers Wood Roasted Chicken, Inc., the developer and franchisor of the "Cluckers" restaurant concept, from June 1993 to November 1994.

     Robert J. Hoffman, our Senior Vice President of Operations, served TRC in that role from 1996 until the merger. Mr. Hoffman has over 30 years' experience in restaurant operations. Before joining TRC, from 1994 to 1996, Mr. Hoffman served as a vice president for Miami Subs and was responsible for operations and training of 260 company-owned and franchised restaurants. From 1969 to 1993, he served in various management roles, most recently as as senior vice president of operations, with Metromedia Steakhouse LP, which operated 836 Ponderosa Steakhouses.

     Timothy R. Robinson, our Vice President and Chief Financial Officer, served TRC in those roles from December 1996 until the merger. Prior to joining TRC, Mr. Robinson served as a senior manager with Coopers & Lybrand, LLP in Atlanta and has been engaged in public accounting since 1986. He was responsible for numerous audits of publicly held companies and has extensive financial reporting experience. Mr. Robinson is a certified public accountant and holds a B.B.A. degree in accounting from Georgia State University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 1998, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides information concerning compensation for the past fiscal three years to our former Chief Executive Officer. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 27, 1998.


                                    Summary Compensation Table

                                                                                         Long-Term
                                                                                        Compensation
                                                                                           Awards
                                                    Annual Compensation                 ------------
                                                                                         Securities
                                                                         Other Annual    Underlying    All Other
Name and Principal Position               Year  Salary($)     Bonus($)  Compensation($)  Options(#)   Compensation($)
---------------------------               ----  ---------     --------  ---------------  ----------   ---------------

William J. Gallagher....................  1998   90,000            0        13,691(2)    140,000(1)        0
  Chairman and Chief Executive Officer    1997   89,519       37,156         7,663             0           0
                                          1996   79,209            0         3,640             0           0

-----------------

(1) On February 5, 1998, the Board of Directors authorized a repricing of the option exercise price for all outstanding options granted under the Harvest
Stock Option Plan to $1.00, with no change in the vesting periods. Mr. Gallagher owns 140,000 options. This revised exercise price represented approximately 200% of the market price of the common stock on the date of the repricing.

(2) This amount consists of a car allowance of $5,157 and $8,534 that was used to pay off a loan.


     Mr. Gallagher resigned as an officer of Harvest and signed a severance agreement that requires us to pay him $200,000 during 1999. As of March 22, 1999 we have paid him $50,000, and we owe him the remaining $150,000 to be paid as described below. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements.


Option Grants

     The following table provides information concerning grants of stock options to Mr. Gallagher, the only named executive officer under applicable SEC rules, during the fiscal year ended December 27, 1998.

                        Option Grants In Last Fiscal Year


                                   Individual Grants
                        ---------------------------------------
                                          Percent
                         Number of       of Total
                        Securities        Options      Exercise
                        Underlying      Granted to      Price
                          Options      Employees in    ($ per      Expiration
                        Granted(#)     Fiscal Year      Share)        Date
                        ----------    --------------   --------       ----

William J. Gallagher    140,000 (1)       33.33%         1.00     September 2001

------------------

(1) On February 5, 1998, the Board of Directors authorized a repricing of the option exercise price for all outstanding options granted under the Harvest Stock Option Plan to $1.00, with no change in the vesting periods. This revised exercise price represented approximately 200% of the market price of the common stock on the date of the repricing.


Compensation of Directors

     Directors are paid $250 per meeting.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

     When we completed the merger on January 14, 1999, Clyde E. Culp, III, the chairman and chief executive officer of TRC prior to the merger, became our Chairman and Chief Executive Officer. Mr. Culp's five-year employment agreement provides that Mr. Culp will be paid an annual salary of $200,000 and provides that Mr. Culp will be entitled to earn a bonus if he meets certain criteria to be established by Mr. Culp and the board of directors.

     In connection with the merger, William J. Gallagher, our chief executive officer prior to the merger and one of our current directors, executed a severance agreement with us pursuant to which he resigned from all positions that he held with us, other than as one of our directors, in exchange for our agreement to pay him a total of $200,000. We paid Mr. Gallagher $10,000 in the first week of January 1999 and $10,000 in the first week of February 1999. As amended, the severance agreement calls for us to pay Mr. Gallagher $5,000 per week beginning March 16, 1999 and continuing until the earlier to occur of: our receipt of the final $2,000,000 installment of funding from the third party investors; the sale of our property on Tezel Road in San Antonio, Texas; or June 30, 1999. In addition, if we settle our ongoing disagreements on two matters with third parties, we have agreed to forward Mr. Gallagher the net proceeds of these settlements. The amounts owed to Mr. Gallagher under his severance agreement are secured by a deed of trust on the Tezel Road property. Mr. Gallagher has also agreed to remain on the board of directors until July 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of March 23, 1999 concerning ownership of the capital stock by each director and officer, all directors and officers as a group, and all beneficial owners of 5% or more of the outstanding shares of common stock.

     Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of capital stock shown as owned by them, subject to community property laws, where applicable. Each shareholder's address is in care of us at 2662 Holcomb Bridge Road, Suite 320, Alpharetta, Georgia 30022. The Right to Acquire column in the table also reflects all shares of common stock that each individual has the right to acquire within 60 days from the above date upon exercise of stock options or common stock purchase warrants.


                                                                                Percent of
                                  Class of       Number of        Right         Outstanding
Name                                Stock      Shares Owned     to Acquire    Shares of Class
----                                -----      ------------     ----------    ---------------
Clyde E. Culp, III                 Common       1,178,063           78,538          15.1%
William J. Gallagher               Common          46,667          140,000           2.2
Richard Tanner                     Common       1,413,675          353,419          20.6
                                  Series E        469,775                0          63.0
James R. Walker (1)                Common         765,741           54,976           9.9
                                  Series E        183,150                0          24.6
SECA VII, LLC (1)                  Common         765,741           54,976           9.9
                                  Series E        183,150                0          24.6
Robert J. Hoffman                  Common            --            243,466           2.9
Timothy R. Robinson                Common            --            254,462           3.0
John Feltman                       Common         382,870 (2)      353,419           8.6
Sirrom Funding Corporation         Common            --            643,509           7.2
All officers and directors
as a group (6 persons) (3)         Common       3,404,146        1,124,861          48.4
                                  Series E        652,925                0          87.7%

---------------------

(1) Mr. Walker, a director, is an equity owner of SECA VII, LLC, which directly owns 765,741 shares of common stock and 183,150 shares of Series E preferred stock and has the right to acquire 54,976 shares of common stock.

(2)  Represents 382,870 shares held by Brookhaven Capital Corporation,  of which
     Mr. Feltman is the chairman.

(3)  Messrs. Gallagher, Culp, Tanner, Walker, Hoffman and Robinson.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the merger, several of our current officers and directors, as well as holders of 5% or more of our outstanding common stock, received our securities. Clyde E. Culp, III, our Chairman and Chief Executive Officer, received 1,178,063 shares of common stock and options to acquire an additional 78,538 shares of common stock in exchange for his shares of common stock and options of TRC, respectively. Also as part of the merger, Mr. Culp executed an employment agreement to become our Chairman and Chief Executive Officer. Mr. Culp has also personally guaranteed two loans on our behalf. As of December 27, 1998, the aggregate outstanding principal amount of these two loans was $422,150. James R. Walker, one of our directors, is also an equity owner of SECA VII, LLC, which received 765,741 shares of common stock, 183,150 shares of Series E preferred stock, and options to acquire 54,976 shares in the merger, also in exchange for TRC securities that it held. Timothy R. Robinson, our Chief Financial Officer, and Robert J. Hoffman, our Chief Operating Officer, received options to acquire 254,462 shares of common stock and 243,466 shares of common stock, respectively, in exchange for their options to acquire shares of common stock of TRC. John D. Feltman, a significant shareholder and the chairman of Brookhaven Capital Corporation, received options to acquire 394,986 shares of common stock in exchange for his options to acquire shares of TRC common stock. Moreover, Brookhaven received 382,870 shares of common stock in exchange for its shares of TRC common stock.

     Also in connection with our merger with TRC, Richard Tanner, one of our directors, received approximately 469,775 shares of Series E preferred stock in exchange for his agreement to cancel a promissory note from TRC to him, his agreement to terminate his employment agreement with TRC, and his conversion of shares of Class A preferred stock of TRC. Mr. Tanner also received 1,413,675 shares of common stock and options to acquire 353,419 shares of common stock in exchange for his outstanding shares and options, respectively, of TRC. Also, we sublease a restaurant facility in Montgomery, Alabama to Tanner's Montgomery, Inc., which Mr. Tanner owns. Tanner's Montgomery pays us rent of $6,667 per month under a lease that expires in February 2008. This restaurant was closed in February 1999.

     SECA VII, LLC a significant shareholder and an entity in which Mr. Walker, one of our directors, is an equity owner, has loaned us $350,000 at an interest rate of 12.5%. This loan matures upon the earlier of our receipt of the final $2,000,000 of our financing commitment or July 31, 1999.

     Mr. Gallagher is an officer of Santa Cruz Squeeze, Inc., which advanced money to the Company in 1998 secured by a real estate lien note issued by the Company in the approximate amount of $150,000. We paid this note in full prior to the merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. We have filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the footnotes to the following Index to Exhibits, those exhibits are incorporated into this annual report on Form 10-KSB by reference to the applicable statement or report.


Exhibit No.    Title
-----------    -----

2.01 Agreement and Plan of Merger by and among Harvest Restaurant Group, Inc., a Texas corporation, Hartan, Inc., a Texas corporation, and TRC Acquisition Corporation, a Georgia corporation, dated December 27, 1998. (4)

3.01           Articles of Incorporation, as amended.

3.02           Bylaws. (l)

4.01 Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22, 1996.

4.02           Assumption  Agreement,   Consent  and  First  Amendment  to  Loan
               Agreement, dated January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation.

4.03 Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and Sirrom Capital Corporation.

4.04 Amended and Restated Secured Promissory Note, dated January 14, 1999, made by Hartan, Inc. for the benefit of Sirrom Capital Corporation.

4.05           Amended and Restated  Stock Purchase  Warrant,  dated January 14,
               1999.

10.01          Incentive Stock Option Plan. (l)

10.02          TRC Acquisition Corporation 1996 Employee Stock Option Plan.

10.03          Settlement Agreement with Cluckers Wood Roasted Chicken, Inc. (l)

10.04 Employment Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and Clyde E. Culp, III.

10.05 Severance Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and William J. Gallagher.

10.05(a)       Letter Amendment to Severance Agreement, dated March 16, 1999.

10.06          Form of Subscription Agreement for Series D Convertible Preferred
               Stock.

10.07 Form of Registration Rights Agreement for Series D Convertible Preferred Stock.

10.08          Form of  Warrant  Agreement  for Series D  Convertible  Preferred
               Stock.

10.09          Letter Amendment, dated January 12, 1999.

10.10          Letter Amendment, dated January 13, 1999.

10.11          Agreement with Roasters Corp. (2)

10.12          Agreement with Pollo Operators, Inc. (2)

21             Subsidiaries.

23             Consent of Porter Keadle Moore, LLP.

27.1           Financial Data Schedule as of December 28, 1998.

-----------------

(1) Incorporated by reference to our definitive Registration Statement on Form SB-2, file No. 33-95796 declared effective on July 9, 1996.

(2) Incorporated by reference to our definitive Registration Statement on FormSB-2, file no. 333-21067 declared effective on June 11, 1997.

(3) Incorporated by reference to our definitive Registration Statement on Form S-3, file no. 333-45189 declared effective on February 17, 1998.

(4) Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on January 21, 1999, and incorporated herein by reference.

(B)  Reports on Form 8-K

We filed no reports on Form 8-K during the fourth quarter of 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Alpharetta, Georgia, on March 29, 1999.

                                     TANNER'S RESTAURANT GROUP, INC.


                                     By: /s/  Clyde E. Culp, III
                                     -------------------------------------------
                                     Name: Clyde E. Culp, III
                                     Title: Chairman and Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                     Title                             Date
---------                     -----                             ----

/s/ Clyde E. Culp, III        Chairman of the Board of          March 29, 1999
Clyde E. Culp, III            Directors and Chief Executive
                              Officer

Richard E. Tanner             Director

/s/ James R. Walker           Director                          March 29, 1999
James R. Walker

/s/ William J. Gallagher      Director                          March 26, 1999
William J. Gallagher

/s/ Timothy R. Robinson       Chief Financial Officer and       March 29, 1999
Timothy R. Robinson           Secretary

/s/ Robert J. Hoffman         Vice President of Operations      March 29, 1999
Robert J. Hoffman

Report of Independent Certified Public Accountants



The Board of Directors
Tanner's Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Tanner's Restaurant Group, Inc. (formerly Harvest Restaurant Group, Inc.) and subsidiaries as of December 27, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 27, 1998 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanner's Restaurant Group, Inc and subsidiaries as of December 27, 1998 and the results of their operations and their cash flows for the years ended December 27, 1998 and December 28, 1997.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15, the Company has experienced significant net losses since October 15, 1996, has been unable to generate positive cumulative cash flows from operations since that date, and, at December 27, 1998, the Company has a significant working capital deficiency. These facts raise substantial doubt about the Company's ability to continue as a going concern. Note 15 also describes management plans to alleviate these financial concerns. The consolidated financial statements do not include any adjustments that might result from this uncertainty.


                                            /s/  PORTER KEADLE MOORE, LLP


Atlanta, Georgia
March 5, 1999, except for Note 16,
 as to which the date is March 12, 1999.

Tanner's Restaurant Group, Inc.
Consolidated Balance Sheet

                                                                    December 27,
                                                                        1998
                                                                    ------------
                                     ASSETS
Current assets:
    Cash                                                            $   222,163
    Accounts receivable                                                 130,086
    Inventory                                                           113,734
    Prepaid expenses                                                     21,989
                                                                    -----------

               Total current assets                                     487,972


Property and equipment, net                                           2,092,698
Intangible assets, net                                                3,119,870
Goodwill, net                                                         1,002,303
Other assets                                                            161,252
                                                                    -----------

               Total assets                                         $ 6,864,095
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                $ 1,390,697
    Accrued expenses                                                  2,254,666
    Current portion of long-term debt                                   882,801
                                                                    -----------

               Total current liabilities                              4,528,164


Long-term debt                                                        2,306,884
                                                                    -----------

               Total liabilities                                      6,835,048
                                                                    -----------


Commitments and contingencies
Stockholders' equity:

    Preferred stock (see Note 7)                                      1,253,822
    Common stock: $.01 par value; authorized 20,000,000 shares;
        issued and outstanding 8,230,080  shares                         82,301
    Additional paid-in capital                                        9,082,929
    Stock subscription receivable                                    (4,000,000)
    Accumulated deficit                                              (6,390,005)
                                                                    -----------

               Total stockholders' equity                                29,047
                                                                    -----------

               Total liabilities and stockholders' equity           $ 6,864,095
                                                                    ===========



The accompanying notes are an integral part of these consolidated financial statements.



Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations

                                                                       For the Years Ended
                                                                   ----------------------------
                                                                   December 27,    December 28,
                                                                       1998            1997
                                                                   ------------    ------------
Revenue
     Restaurant sales revenue                                      $ 10,830,898       8,041,660
     Catering revenue                                                   800,305         924,891
     Franchise and royalty revenue                                       63,341
                                                                   ------------    ------------

                Total revenue                                        11,694,544       8,966,551
                                                                   ------------    ------------


Costs and expenses
Restaurant and catering operating expenses:
     Food, beverage and paper                                         4,114,903       3,086,448
     Payroll and benefits                                             4,151,723       3,184,827
     Depreciation and amortization                                      705,658         590,807
     Other operating expenses                                         2,746,175       2,449,783
                                                                   ------------    ------------

                Total restaurant and catering operating expenses     11,718,459       9,311,865
                                                                   ------------    ------------

                Loss from restaurant and catering operations            (23,915)       (345,314)

General and administrative expenses                                   1,651,474       1,278,581
Write down of intangible asset                                          547,000
                                                                   ------------    ------------

                Operating loss                                       (2,222,389)     (1,623,895)

Other income (expense):
     Other income                                                        25,081          27,038
     Interest expense                                                  (700,451)       (546,552)
                                                                   ------------    ------------

                Net loss                                           $ (2,897,759)   $ (2,143,409)
                                                                   ============    ============

Basic and diluted loss per share                                   $      (0.81)   $      (0.63)



The accompanying notes are an integral part of these consolidated financial statements.





Tanner's Restaurant Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)


                                                 Common Stock                  Preferred Stock
                                            Shares         Amount           Shares        Amount
                                            ------         ------           ------        ------
TRC:
     Balance, December 29, 1996            2,625,000    $    26,250           --            --

     Net loss                                   --             --             --            --
     Dividends accrued on
       redeemable preferred stock               --             --             --            --
     Accretion on redeemable
       preferred stock                          --             --             --            --
                                         -----------    -----------    -----------   -----------

     Balance, December 28, 1997            2,625,000         26,250           --            --

     Net loss                                   --             --             --            --
     Repricing of stock options                 --             --             --            --
     Dividends accrued on
       redeemable preferred stock               --             --             --            --
     Accretion on redeemable
       preferred stock                          --             --             --            --
                                         -----------    -----------    -----------   -----------

     Balance, December 27, 1998            2,625,000         26,250           --            --


Company:
     Assumed cancellation of TRC Oldco
       common shares in
       connection with Merger             (2,625,000)       (26,250)          --            --
     Assumed issuance of Company
       common stock in
       connection with Merger              8,230,080         82,301           --            --
     Assumed issuance of series A
       preferred stock in
       connection with Merger                   --             --          500,124   $   500,124
     Assumed issuance of series D
       preferred stock in connection
       connection with Merger                   --             --            9,198         9,198
     Assumed issuance of series E
       preferred stock in connection
       connection with Merger                   --             --          744,500       744,500
                                         -----------    -----------    -----------   -----------

     Balance, December 27, 1998,
       giving effect to Merger             8,230,080    $    82,301      1,253,822   $ 1,253,822
                                         ===========    ===========    ===========   ===========




Tanner's Restaurant Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

(Continued)

                                            Additional       Stock                   Stockholders'
                                             Paid-In      Subscription  Accumulated     Equity
                                             Capital       Receivable     Deficit      (Deficit)
                                             -------       ----------     -------      ---------
TRC:
     Balance, December 29, 1996                 --             --      $  (454,651)   $  (428,401)

     Net loss                                   --             --       (2,143,409)    (2,143,409)
     Dividends accrued on
       redeemable preferred stock               --             --         (300,000)      (300,000)
     Accretion on redeemable
            preferred stock                     --             --         (141,823)      (141,823)
                                         -----------    -----------    -----------    -----------

     Balance, December 28, 1997                 --             --       (3,039,883)    (3,013,633)

     Net loss                                   --             --       (2,897,759)    (2,897,759)
     Repricing of stock options          $    58,903           --             --           58,903
     Dividends accrued on
       redeemable preferred stock               --             --         (300,000)      (300,000)
     Accretion on redeemable
       preferred stock                          --             --         (152,363)      (152,363)
                                         -----------    -----------    -----------    -----------

     Balance, December 27, 1998               58,903           --       (6,390,005)    (6,304,852)


Company:
     Assumed cancellation of TRC Oldco
       common shares in
       connection with Merger                   --             --             --          (26,250)
     Assumed issuance of Company
       common stock in
       connection with Merger                   --             --             --           82,301
     Assumed issuance of series A
       preferred stock in
       connection with Merger                   --             --             --          500,124
     Assumed issuance of series D
       preferred stock in connection
       connection with Merger              5,396,433    $(4,000,000)          --        1,405,631
     Assumed issuance of series E
       preferred stock in connection
       connection with Merger              3,627,593           --             --        4,372,093

     Balance, December 27, 1998,
       giving effect to Merger           $ 9,082,929    $(4,000,000)   $(6,390,005)   $    29,047
                                         ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                       F-5


Tanner's Restaurant Group, Inc.
Consolidated Statements of Cash Flows

                                                                                       For the Year Ended
                                                                                   --------------------------
                                                                                    Year ended     Year ended
                                                                                   December 27,   December 28,
                                                                                      1998            1997
                                                                                   -----------    -----------
Cash flows from operating activities:
    Net loss                                                                       $(2,897,759)    (2,143,409)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                 705,658        590,807
         Loss on sale of property and equipment                                         24,690
         Write down of intangible asset                                                547,000
         Compensation expense related to repricing of stock options                     58,903
         Changes in assets and liabilities, net of effects of Merger:
            Accounts receivable                                                        (28,536)      (108,347)
            Inventory                                                                      493        (57,715)
            Prepaid expenses                                                            31,041         24,183
            Other assets                                                               (16,867)        (6,995)
            Accounts payable                                                          (153,643)       823,924
            Accrued expenses and other liabilities                                   1,508,822        434,443
                                                                                   -----------    -----------
               Net cash used in operating activities                                  (220,198)      (443,109)
                                                                                   -----------    -----------
Cash flows from investing activities, net of effect of Merger:
    Net cash acquired in Merger                                                        411,150
    Proceeds from sale of property and equipment                                       365,496
    Purchase of property and equipment                                                (972,724)    (1,922,168)
                                                                                   -----------    -----------
               Net cash used in investing activities                                  (196,078)    (1,922,168)
                                                                                   -----------    -----------
Cash flows from financing activities, net of effect of Merger:
    Cash overdraft                                                                    (212,605)       212,605
    Repayments of debt                                                                (164,543)      (108,250)
    Proceeds from issuance of long-term debt                                         1,016,617      2,195,100
    Additions to deferred financing costs                                               (1,030)       (30,276)
                                                                                   -----------    -----------
               Net cash provided by financing activities                               638,439      2,269,179
                                                                                   -----------    -----------
Net change in cash and cash equivalents                                                222,163        (96,098)
Cash and cash equivalents, beginning of year                                                 0         96,098
                                                                                   -----------    -----------
Cash and cash equivalents, end of year                                             $   222,163              0
                                                                                   ===========    ===========

Non-cash investing and financing activities:
    Accretion of redeemable TRC Preferred Stock                                    $   152,363    $   141,823
    Dividends accrued on redeemable TRC Preferred Stock                                300,000        300,000
    Retirement of mortgage loan upon sale of  property                                 939,101
    Purchase price adjustment                                                                        (411,590)
    Exchange of TRC Preferred  Stock for Series E preferred stock                    3,825,093
    Settlement of employment contract through issuance of Series E
        preferred stock                                                                547,000
    Series A preferred stock acquired in connection with Merger                        500,124
    Stock subscription  receivable for Series D preferred stock                      4,000,000
    Common stock issued and acquired in connection with Merger, net of
        TRC common stock cancelled                                                      56,051
Supplemental cash flow information:
    Interest paid                                                                  $   423,661    $   290,197



The accompanying notes are an integral part of these consolidated financial statements.

                                      F-6

Tanner's Restaurant Group, Inc.
Notes to Consolidated Financial Statements:


1.   Description of Business:

     Tanner's Restaurant Group, Inc. (formerly Harvest Restaurant Group, Inc.) and its wholly owned subsidiaries operate casual dining restaurants under the name "Rick Tanner's Original Rotisserie Grill" that specialize in fresh, convenient meals featuring rotisserie chicken entrees, barbecued ribs, hamburgers, freshly prepared vegetables, salads, and other side dishes. At December 27, 1998, there were 11 stores located in the Atlanta, Georgia metropolitan area.

     TRC Acquisition Corporation Merger

     On January 14, 1999 Harvest Restaurant Group, Inc. ("Harvest" or the "Company") and TRC Acquisition Corporation ("TRC") completed a forward triangular merger (the "Merger") where Harvest acquired TRC. The effective date of the Merger was December 27, 1998 and the consolidated financial statements have been prepared assuming the Merger closed as of the end of the day on December 27, 1998. In the Merger, shareholders of TRC received a majority of the shares of common stock of Harvest. For this reason, the Merger was treated as a reverse acquisition by TRC for accounting purposes. As a result, the consolidated financial statements presented are those of TRC rather than Harvest.

     On October 15, 1996, TRC was formed as a corporation under the laws of the state of Georgia to acquire all of the shares of the 11 corporations commonly known as Tanner's Chicken Rotisserie ("Oldco"), including nine restaurants, a catering business and a management company. The aggregate purchase price was approximately $5.2 million, which included costs of the acquisition. The aggregate purchase price included a cash payment of approximately $1.6 million, an approximately $2.6 million, 10% convertible subordinated debenture to the sole shareholder of Oldco and the issuance of 500 shares of TRC Class A Preferred Stock and 900,000 shares of common stock. Additionally, the Company entered into a $2 million collateralized promissory note. The estimated fair value of the net liabilities acquired was approximately $200,000. The allocation of the purchase price resulted in identifiable intangibles and goodwill of approximately $6.1 million which are being amortized on a straight line basis over periods ranging from five to 20 years.

2.   Summary of Significant Accounting Policies:

     The following is a summary of significant accounting policies of the Company.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year

     The Company operates on a 52/53-week fiscal year ending on the last Sunday in December. Accordingly, the consolidated financial statements presented ended on December 27, 1998 and December 28, 1997. All general references to years relate to fiscal years unless otherwise noted.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


2.   Summary of Significant Accounting Policies, continued:

     Cash and Cash Equivalents

     Cash and cash equivalents consist primarily of cash in banks and temporary cash investments with original maturities of less than three months. At times, cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of food, beverages, paper products and supplies.

     Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. The provision for depreciation has been calculated using the straight-line method. Smallwares, consisting primarily of linens and silverware, are expensed as incurred. The following represents the useful lives over which the assets are depreciated:



       Furniture and fixtures                              5 years
       Signage                                             7 years
       Office equipment                                    5 years
       Computer equipment                                  3 years
       Kitchen and service equipment                       7 years
       Building                                            20 years
       Leasehold improvements                            Life of lease



     Expenditures for maintenance and repairs are charged to expense as incurred.

     Goodwill

     Goodwill represents the excess of cost over fair value of net identifiable assets acquired upon the October 15, 1996 acquisition and is being amortized over 20 years using the straight-line method. Accumulated amortization of goodwill amounted to $127,838 and $71,331 at December 27, 1998 and December 28, 1997, respectively.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


2.   Summary of Significant Accounting Policies, continued:

     Intangible Assets

     Intangible assets consist primarily of employment contracts, recipes, and the trained workforce acquired in the October 15, 1996 acquisition. These intangible assets are being amortized over five to 15 years using the straight-line method.

     Impairment

     The Company assesses the recoverability of its goodwill and intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations, and a valuation allowance is established for any amount over which the unamortized asset balance exceeds those cash flows.

     Deferred Financing Costs

     Deferred financing costs are included in other assets and are amortized over the period of the related financing. Accumulated amortization of deferred financing costs amounted to $42,332 and $25,081 at December 27, 1998 and December 28, 1997, respectively.

     Revenue Recognition

     Revenue is recognized in the period for which related food and beverage products are sold. Initial fees from the awarding of individual franchises are deferred and recorded as revenue when the franchised restaurant is opened.

     Advertising

     The Company expenses advertising costs as incurred. Total advertising expense included in other operating expense was $586,686 and $585,516 for the years ended December 27, 1998 and December 28, 1997, respectively.

     Preopening Costs

     Preopening costs are incurred before a restaurant is opened and consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams. Preopening costs are expensed as incurred.

     Income Taxes

     The Company accounts for income taxes using the liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax law or rates.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


2.   Summary of Significant Accounting Policies, continued:

     Earnings Per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options or convertible securities. Diluted earnings per share are computed by giving effect to the Company's dilutive stock options, warrants and preferred stocks. The weighted average common shares outstanding presented below has been adjusted to reflect the 1.57075 to 1 exchange ratio in the Merger. See Notes 8, 9 and 10 for further discussion of options and warrants ("potential common stock equivalents"). These potential common stock equivalents are excluded from the diluted earnings per share calculations as they are antidulitive since the Company is operating at a net loss. These securities could become dilutive when the Company's operations result in a net profit.

     The following table represents the calculation of basic and diluted earnings per share:

                                                         For the Year Ended
                                                     ---------------------------
                                                     December 27,   December 28,
                                                         1998           1997
                                                         ----           ----

   Net loss                                          $(2,897,759)   $(2,143,409)
   Less: Dividends on TRC Preferred Stock (Note 7)      (300,000)      (300,000)
         Accretion on TRC Preferred Stock (Note 7)      (152,363)      (141,823)
                                                     -----------    -----------
   Net loss attributable to common shareholders       (3,350,122)    (2,585,232)

   Weighted average common shares outstanding          4,123,219      4,123,219

   Basic and diluted loss per share                  $     (0.81)   $     (0.63)



     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


3.   Accounts Receivable:

     Accounts receivable at December 27, 1998 consist of the following:

             Catering                                      $ 61,710
             Other                                           24,517
             Related party, net of allowance of $131,400     43,859
                                                           --------

                                                           $130,086
                                                           ========


4.   Property and Equipment:

     Property and equipment at December 27, 1998 consist of the following:

               Land                                  $   160,000
               Construction in progress                  192,303
               Furniture and fixtures                     82,793
               Signage                                    45,840
               Office and computer equipment             140,029
               Kitchen and service equipment             864,425
               Building                                  328,000
               Leasehold improvements                    542,659
                                                     -----------

                                                       2,356,049
                     Less accumulated depreciation      (263,351)
                                                     -----------

               Property and equipment, net           $ 2,092,698
                                                     ===========


     Depreciation expense was $223,595 and $68,220 for the years ended December 27, 1998 and December 28, 1997, respectively.



5.   Intangible Assets:

     Intangible assets at December 27, 1998 consist of the following:

         Management employment                 $   583,000
         Recipes                                 1,000,000
         Pre-mixed ingredients                     890,000
         Trained and assembled workforce           760,000
         Restaurant design                         575,000
         Other intangible assets                   252,000
                                               -----------

                                                 4,060,000
               Less accumulated amortization      (940,130)
                                               -----------

         Intangible assets, net                $ 3,119,870
                                               ===========


     In conjunction with the Merger (see Note 14) the shareholder of Oldco canceled his employment agreement in exchange for 54,700 shares of the Company's Series E preferred stock. Accordingly, the Company recorded a non-cash charge of $547,000, based on the present value of the future cash flows that would have resulted from this emloyment agreement.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


6.   Long-Term Debt:

     Long-term debt at December 27, 1998 consists of the following:

          Collateralized promissory note                             $2,000,000

          Note payable to SouthTrust Bank, collateralized by
               certain restaurant equipment bearing interest
               10,918  prime rate plus 2%, and  maturing  in
               February 1999                                             10,918

          Note payable to First Union  Bank,  collateralized
               by restaurant equipment,  bearing interest at
               8.8% and maturing in December 2000                       178,821

          Note payable to shareholder,  bearing  interest at
               12.5%,  maturing  at the  earlier of July 31,
               1999  or  the  Company  receiving  the  final
               $2,000,000  related  to the  issuance  of the
               Company's Series D preferred stock                       350,000

          Note payable to  individual,  bearing  interest at
               11.0%,  payable  in  installments  until  the
               balance is due when the Company  receives the
               final  $2,000,000  related to the issuance of
               the Company's Series D preferred stock                   406,617

          Note payable to  Colonial  Bank,  collaterized  by
               restaurant  equipment,  bearing  interest  at
               8.0%, and maturing in June 2005                          243,329
                                                                     ----------

                                                                      3,189,685
          Less current maturities                                      (882,801)
                                                                     ----------
                                                                     $2,306,884
                                                                     ==========


     In conjunction with the October 15, 1996 acquisition, the Company issued a $2,649,046, 10% convertible subordinated debenture (the "Debenture") to the sole shareholder of Oldco. In exchange for 323,500 shares of the Company's Series E Preferred Stock, the shareholder cancelled this debenture valued at $3,234,943 (including the principal and interest accrued thereon) and terminated his employment agreement.

     Effective October 15, 1996, the Company entered into a $2 million collateralized promissory note with Sirrom Capital Corporation (the "Note"). The Note matures on September 1, 2001 and bears interest at 13.5% per annum. The payment terms require monthly payments of interest only until maturity, upon which the outstanding principal balance will become due. The Note is collateralized by substantially all of the Company's assets. Three shareholders of the Company have pledged common shares in the Company, totaling 1,806,363 shares, as collateral for performance under the terms of the Note.

     Based on the borrowing rates currently available to the Company for loans with similar terms, the fair value of long-term debt approximates the book value recorded.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


6.   Long-Term Debt, continued:

     The aggregate annual maturities of long-term debt for the years subsequent to December 27, 1998 are as follows:


          Fiscal year ending:
          -------------------
                1999                          882,801
                2000                          126,398
                2001                        2,035,446
                2002                           38,433
                2003                           41,670
                2004                           45,181
                2005                           19,756
                                            ---------

                                            3,189,685
                                            =========


7.   Capital Structure:

     (a) TRC Acquisition Corporation

     TRC had authorized 100 million shares of common stock and 1 million shares of non-voting Preferred Stock, 2,000 shares of which were designated as Class A Preferred Stock ("TRC Preferred Stock"). The TRC Preferred Stock was entitled to a cumulative annual dividend at a rate of 10%. In the Merger, the TRC Common Stock was exchanged for Harvest Common Stock and the TRC Preferred Stock was exchanged for Harvest Series E Preferred Stock.

     (b) Harvest Restaurant Group, Inc

     The Company's articles of incorporation authorize the board of directors to issue 20,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of Preferred Stock, par value $1.00 per share.

     Series A Perferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock").

     Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share ($5,001,240 at December 27, 1998). At December 27, 1998 dividends in arrears on this preferred stock totaled $322,289.

     The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is
     2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for 10 consecutive days. The Series A Perferred Stock may also be redeemed by the Company upon 30-days written notice at 110% of the average bid price for the 20 trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


7.   Capital Structure, continued:

     Series D Preferred Stock: The Company has designated 9,200 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock"). The original issue price of the Series D Preferred Stock is $1,000 per share. Dividends on the Series D Preferred Stock accrue at an annual rate of 7% of the original issue price, or $70 per share, and are payable in cash or common stock, as determined by the holders, only at the time of conversion of such shares. Dividends are cumulative from the date of issue. Unless full cumulative dividends have been or are contemporaneously paid on the Series D Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase or otherwise acquire common stock, nor may it make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series D Preferred Stock. Under the terms of the Company's loan with Sirrom Capital Corporation, the Company may pay cash dividends on the Series D Preferred Stock so long as (a) the Company makes an equal payment on the Sirrom note; and (b) the Company is not in default under the loan documents governing such loan and no default is created by such payments.

     The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion. The Company is not required to convert any shares if such conversion would result in issuance of 20% or more of the issued and outstanding common stock to the holders of the Series D Preferred Stock, as provided by NASDAQ Marketplace Rule 4320(e)(21)(H), unless shareholder approval of such conversion is obtained. In the event that such a conversion is requested and the Company does not convert the Series D Preferred Stock because of the NASDAQ rule, the Company will pay the holder of the Series D Preferred Stock 125% of the principal amount of the issued and outstanding Series D Preferred Stock plus accrued interest.

     Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock beginning the date after a registration statement registering the common stock has been declared effective by the SEC, but no sooner than 120 days after the Company's shareholders approve an amendment to the articles of incorportion increasing the number of authorized shares of common stock to not less than 100,000,000 (see Note 16). If a registration statement has not been declared effective as of a date that is 120 days after the shareholders' meeting, holders of Series D Preferred Stock may not convert their shares of Series D Preferred Stock until such a registration statement is declared effective. In addition, a holder of Series D Preferred Stock may not convert those shares into shares of common stock if and to the extent that upon conversion such holder would own more than 4.99% of the outstanding common stock.

     The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of thc Company. The third party investors who purchased Series D Preferred Stock will be issued common stock purchase warrants, as described below.

     The terms of the Series D Preferred Stock agreement which permit the conversion of the Series D Preferred Stock at a discount to market is considered a beneficial conversion feature (the "Beneficial Conversion Feature"). However, since the preferred stock is presented at par value with the excess of carrying value over par value included in additional

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


7.   Capital Structure, continued:

     paid-in capital, the Company has not separately recorded the intrinsic value of the Benefical Conversion Feature as a component of additional paid-in capital. Additionally, the Company notes that future presentation in stockholders' equity of the Beneficial Conversion Feature is not impacted since the Series D Preferred Stock will likely become fully convertible in the spring of 1999.

     The third party investors who purchased Series D Preferred Stock will be issued common stock purchase warrants, as described below.

     Series E Preferred Stock: The Company has designated 745,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series E Redeemable Convertible Preferred Stock ("Series E
     Preferred Stock"). In connection with the merger, the Company issued a total of 744,500 shares of Series E Preferred Stock. The original issue price of the Series E Preferred Stock is $10.00 per share. Dividends on the Series E Preferred Stock accrue at an annual rate of 8% of the original price, or $0.80 per share, and are payable in cash or common stock, as determined by the Company, only at the time of conversion of such shares. Dividends are cumulative from the date of issue. Unless full cumulative dividends have been or are contemporaneously paid on Series E Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase or otherwise acquire common stock, nor may it make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series E Preferred Stock. Under the terms of the Company's loan with Sirrom Capital Corporation, the Company may not pay cash dividends on the Series E Preferred Stock.

     The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days.

     Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment. The Series E Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock and Series D Preferred Stock. The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company.

8.   Redeemable Preferred Stock Purchase Warrants

     At December 27, 1998 1,923,400 Redeemable Preferred Stock Purchase Warrants were outstanding ("Preferred Warrants"). Each Preferred Warrant represents the right to purchase one share of Series A Preferred Stock at an exercise price of $10.50 per share until June 11, 2002, subject to adjustment. Preferred Warrants may be redeemed, in whole or in part, at the Company's option, upon 30-days' notice, at a redemption price equal to $0.01 per Preferred Warrant if the closing price of the Series A Preferred Stock on the NASDAQ SmallCap Market averages at least $11.00 per share for a period of 20 consecutive trading days or if the Company redeems the Series A Preferred Stock.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


9.   Common Stock Purchase Warrants

     At December 27, 1998 there where 2,300,000 Common Stock Purchase Warrants outstanding (the "IPO Warrants"), plus an additional 300,000 warrants issued to the underwriters of the offering of the IPO Warrants, plus an additional 250,000 warrants issued in connection with other transactions. Each IPO Warrant entitles the holder to purchase one share of common stock at $4.00 per share until July 9, 2001, subject to adjustment. IPO Warrants may be redeemed, in whole or in part, at the option of the Company, upon 30-days' notice, at a redemption price equal to $0.01 per IPO Warrant if the closing price of the common stock on the NASDAQ SmallCap Market averages at least $8.00 per share for a period of 20 consecutive trading days. The other warrants are exerciseable at prices ranging from $2.00 per share to $6.60 per share.

     Through December 27, 1998, 171,939 stock options with an exercise price of $.01 have been issued primarly to creditors to facilitate the financing which has been received since December 28, 1997.

     In connection with the issuance of the $2,000,000 collateralized promissory note, the Company issued to Sirrom Capital Corporation a stock warrant to purchase shares of the Company's common stock. The warrant is exercisable at any time until November 30, 2001 at an exercise price of $0.01 per share. At December 27, 1998 the lender has the right to purchase 589,031 shares. The warrant provides for increases in the number of common shares available for purchase on an annual basis to 699,259 shares in October 1999 and 756,331 shares in October 2000. The lender has a put option to sell to the Company this warrant within 30 days of the expiration of the warrant at a purchase price equal to the fair market value of the common stock, as defined.

     As noted above, the third party investors who purchased Series D Preferred Stock will be issued common stock purchase warrants to purchase 919,800 shares of common stock at a price of $2.00 per share. Such warrants are exercisable for five years after issuance, and the Company is required to register the shares underlying the warrants in the registration statement filed by the Company with the SEC to register, among other things, the shares of common stock reasonably anticipated to be issuable upon conversion of the Series D Preferred Stock.

10.  Stock Based Compensation

     (a) Harvest Restaurant Group, Inc

     The Company's 1994 Stock Option Plan provides for the granting of either incentive stock options or non-qualified stock options. Options can be issued to officers, employees, directors and outside consultants; however, incentive stock options are issuable only to eligible officers and employees. The Company has reserved a total of 500,000 shares of common stock for the plan. Options to acquire 483,000 shares of common stock at $1.00 per share were issued and exercisable at the time of the Merger.

     (b) TRC Acquisition Corporation

     TRC has granted options to purchase its common stock to certain key employees and officers under fixed stock option agreements. In conjunction with the Merger, these options were converted into options to acquire Harvest common stock at the same ratio as the TRC common shareholders and all options immediately vested. Accordingly, the number of shares under option as presented below has been restated to reflect the 1.57075 to 1 exchange ratio in the Merger. Under these agreements, 1,561,326 shares of the Company's common stock have been granted and reserved for stock option awards. As of December 27, 1998, none of the options had been exercised or forfeited. Awards granted to date have a term of six years. On December 15,

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:



10.  Stock Based Compensation, continued:

     1998 the  Company's  board of directors  options  from $8.75 to $0.01.  The revised exercise prices represented approximately 100% and 6%, respectively, of the fair market value of the stock at the date of the repricing. Accordingly, the Company recorded as compensation expense a charge of approximately $58,903.

     Further information relating to total options follows:

                                                             Weighted
                                                             Average
                                                             Exercise
                                                   Shares     Price
                                                   ------     -----

              Outstanding at December 29, 1996   1,068,111   $    .11
              Granted in 1997                       20,812        .01
                                                 ---------

              Outstanding at December 28, 1997   1,088,923        .11
              Granted in 1998                      472,403        .01
              Harvest options acquired             483,000       1.00
                                                 ---------

              Outstanding at December 27, 1998   2,044,326   $    .30
                                                 =========


     The following table summarizes information concerning currently outstanding and exercisable options:

                                                             Weighted-Average
          Exercise         Number                Number          Remaining
           Price         Outstanding           Exercisable         Life
           -----         -----------           -----------         ----

           $0.01           854,488               854,488            4.6

           $0.16           706,838               706,838            3.9

           $1.00           483,000               483,000            2.7
                         ---------             ---------

                         2,044,326             2,044,326
                         =========             =========


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock-based compensation plans, except in connection with the December 15, 1998 repricing. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", fiscal 1998 net loss and loss per share would have been as follows. The fair value of the options granted and repriced during 1998 was estimated using the minimum value valuation model and the following assumptions: dividend yield 0%, risk-free interest rate of 6%, and an expected life of 5 years.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


10.  Stock Based Compensation, continued:


               Net loss:
                     As reported                   $  (2,897,759)
                     Proforma                         (2,926,171)


               Basic and diluted loss per share:
                     As reported                           (0.81)
                     Proforma                              (0.82)



     The fair value of options granted in 1997 was insignificant.

11.  Income Taxes:

     The Company has available at December 27, 1998, unused federal and state net operating loss carryforwards of approximately $5,000,000 expiring beginning in 2012, which may be applied to reduce future taxable income. Use of net operating loss carryforwards may be limited on an annual basis due to changes in ownership.

     The Company's net deferred tax asset of approximately $1,900,000 at December 27, 1998 results principally from net operating loss carryforwards and has been reduced by a valuation allowance of the same amount. Management has determined that this valuation allowance is appropriate because it is more likely than not that this net deferred tax asset will not be realized.

12.  Leases:

     The Company has various leases for restaurants, equipment and office facilities. Restaurant and office original lease terms range from four to twenty years, with renewal options ranging from five to fifteen years. Equipment leases are renewable annually. In the normal course of business, some leases are expected to be renewed or replaced by leases on other properties. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes and insurance, or contingent rentals payable on a percentage of sales in excess of stipulated amounts for restaurant facilities.

     Future minimum lease payments under noncancelable operating leases at December 27, 1998 are as follows:

            Fiscal year ending:

                  1999                                      $  769,209
                  2000                                         666,731
                  2001                                         560,601
                  2002                                         391,160
                  2003                                         289,989
                  Thereafter                                 3,163,868
                                                            ----------

                        Total minimum lease payments         5,841,558
                                                            ==========


     The Company incurred rental expense for operating leases of $683,809 and $468,877 during the years ended December 27, 1998 and December 28, 1997, respectively.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


13.  Commitments and Contingent Liabilities

     The Company is a party to a number of lawsuits arising out of the normal conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company's financial condition, operating results or cash flows.

14.  Acquisition of TRC

     As of December 27, 1998 TRC merged into a subsidiary of Harvest in a forward triangular merger in which the former shareholders of privately held TRC received 4,123,219 shares of common stock, representing approximately 50.1% of the Company's outstanding shares of common stock. The Company also issued 744,500 shares of Series E Preferred Stock in connection with the Merger.

     Since the TRC shareholders received a majority of the shares of stock of the Company, the transaction is treated as a reverse acquisition of the Company by TRC for accounting purposes. As a result, the historical financial statements of the surviving company for the periods prior to the merger are those of TRC rather than those of Harvest.

     At the completion of the Merger, the Company will have issued 4,123,219 shares of common stock, 9,198 shares of Class D Preferred Stock, and 744,500 shares of Class E Preferred Stock to the TRC shareholders and to other third party investors. Additionally, the 4,106,861 shares of common stock of the Company and the 500,124 shares of Class A Preferred Stock of the Company that was previously outstanding remained outstanding following the Merger. The Company incurred issuance related costs of approximately $600,000, which are presented as a reduction of additional paid-in capital. The estimated fair value of the assets acquired and liabilities assumed from Harvest were approximately $556,000 and $705,000, respectively. Since Harvest had no ongoing operations either immediately before or following the Merger, the transaction is presented as a capital stock transaction, and no goodwill is recorded.

     In connection with the Merger, outside investors agreed to invest $6,000,000 in the Company in exchange for 9,198 shares of the Company's Class D Preferred Stock. These shares are included in the number of shares presented above, and at December 27, 1998, $4,000,000 of this commitment is reflected in the consolidated balance sheet as a stock subscription receivable. Through February 1999, the investors have funded to the Company $4,000,000 of this commitment, including $2,000,000 invested in fiscal 1998, and have received 7,198 shares of Class D Preferred Stock. The remaining $2,000,000 will be received upon the Company registering a sufficient number of shares of common stock into which the Series D Preferred Stock is convertible, which the Company expects to accomplish in the spring of 1999.

     Unaudited pro forma results of operations have not been presented due to the fact that the historical results of Harvest are not reflective of its ongoing operations after the Merger and are therefore not meaningful. After the Merger, Harvest will continue to incur approximately $200,000 in certain general and administrative costs, consisting primarily of professional fees and services associated with public reporting and corporate governance. Additionally, adjustments would be made to the historical results of TRC to eliminate interest expense associated with the subordinated convertible note. For the years ended December 27, 1998 and December 28, 1997, this amounted to $264,905 each year.

Tanner's Restaurant Group, Inc.
Notes to Financial Statements, continued:


15.  Significant Anticipated Transaction

     As mentioned in Note 14, the Company has obtained a commitment from a group of outside investors to invest $6,000,000 into the Company, and through February 1999, these investors have invested $4,000,000 of this commitment. Management of the Company believes that the successful completion of this anticipated transaction is critical to continue its current plan of operations. The significant net losses that have been incurred since October 15, 1996, the negative working capital position, and the inability to generate significant positive cash flows from operations all significantly strain the Company's financial position. Management expects that the $2,000,000 received during fiscal 1999 combined with its cost containment and cash flow management strategies will enable the Company to continue operations through the time that the final $2,000,000 is received. Since management believes it is probable that the Company will receive the final $2,000,000 in the spring of 1999, the consolidated financial statements do not reflect any adjustments that will be necessary in the event the Company does not receive that $2,000,000.

16.  Subsequent Events

     On March 12, 1999, the shareholders of the Company voted to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 200,000,000 and change the Company's name to "Tanner's Restaurant Group, Inc."

EXHIBIT INDEX

     We have filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the footnotes to the following Index to Exhibits, those exhibits are incorporated into this annual report on Form 10-KSB by reference to the applicable statement or report.

Exhibit No.    Title
-----------    -----

2.01 Agreement and Plan of Merger by and among Harvest Restaurant Group, Inc., a Texas corporation, Hartan, Inc., a Texas corporation, and TRC Acquisition Corporation, a Georgia corporation, dated December 27, 1998. (4)

3.01           Articles of Incorporation, as amended.

3.02           Bylaws. (l)

4.01 Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22, 1996.

4.02           Assumption  Agreement,   Consent  and  First  Amendment  to  Loan
               Agreement, dated January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation.

4.03 Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and Sirrom Capital Corporation.

4.04 Amended and Restated Secured Promissory Note, dated January 14, 1999, made by Hartan, Inc. for the benefit of Sirrom Capital Corporation.

4.05           Amended and Restated  Stock Purchase  Warrant,  dated January 14,
               1999.

10.01          Incentive Stock Option Plan. (l)

10.02          TRC Acquisition Corporation 1996 Employee Stock Option Plan.

10.03          Settlement Agreement with Cluckers Wood Roasted Chicken, Inc. (l)

10.04 Employment Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and Clyde E. Culp, III.

10.05 Severance Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and William J. Gallagher.

10.05(a)       Letter Amendment to Severance Agreement, dated March 16, 1999.

10.06          Form of Subscription Agreement for Series D Convertible Preferred
               Stock.

10.07 Form of Registration Rights Agreement for Series D Convertible Preferred Stock.

10.08          Form of  Warrant  Agreement  for Series D  Convertible  Preferred
               Stock.

10.09          Letter Amendment, dated January 12, 1999.

10.10          Letter Amendment, dated January 13, 1999.

10.11          Agreement with Roasters Corp. (2)

10.12          Agreement with Pollo Operators, Inc. (2)

21             Subsidiaries.

23             Consent of Porter Keadle Moore, LLP.

27.1           Financial Data Schedule as of December 28, 1998.

-----------------

(1) Incorporated by reference to our definitive Registration Statement on Form SB-2, file No. 33-95796 declared effective on July 9, 1996.

(2) Incorporated by reference to our definitive Registration Statement on FormSB-2, file no. 333-21067 declared effective on June 11, 1997.

(3) Incorporated by reference to our definitive Registration Statement on Form S-3, file no. 333-45189 declared effective on February 17, 1998.

(4) Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on January 21, 1999, and incorporated herein by reference.