Form 10QSB
period 1999-04-18
TANNERS RESTAURANT GROUP INC
filed 1999-06-02
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended April 18, 1999

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                        5500 Oakbrook Parkway, Suite 260
                             Norcross, Georgia 30093
                             -----------------------
          (Address of principal executive offices, including zip code)


                    Issuer's telephone number: (770) 248-2298


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,334,489 shares as of June 1, 1999.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements..........................................  3
     Item 2.  Management's Discussion and Analysis or Plan of Operation.....  8

PART II OTHER INFORMATION

     Item 1.  Legal Proceedings............................................. 13
     Item 2.  Changes in Securities and Use of Proceeds..................... 14
     Item 3.  Defaults Upon Senior Securities............................... 15
     Item 4.  Submission of Matters to a Vote of Security Holders........... 15
     Item 6.  Exhibits and Reports on Form 8-K.............................. 15

SIGNATURES.................................................................. 17

EXHIBIT INDEX............................................................... 18



                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

Tanner's Restaurant Group, Inc. Consolidated Balance Sheet

                                                                 April 18,    December 27,
                                                                   1999           1998
                                                               (Unaudited)
                                                               -----------    -----------
Assets
Current assets:
    Cash                                                       $    49,640    $   222,163
    Accounts receivable                                             82,938        130,086
    Inventory                                                       95,259        113,734
    Prepaid expenses                                                32,755         21,989
                                                               -----------    -----------
               Total current assets                                260,592        487,972


Property and equipment, net                                      2,343,604      2,092,698
Intangible assets, net                                           3,011,069      3,119,870
Goodwill, net                                                      984,916      1,002,303
Other assets                                                       140,137        161,252
                                                               -----------    -----------
               Total assets                                    $ 6,740,318    $ 6,864,095
                                                               ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                           $ 1,003,458    $ 1,390,697
    Accrued expenses                                             1,514,804      2,254,666
    Current portion of long-term debt                              771,884        882,801
                                                               -----------    -----------
               Total current liabilities                         3,290,146      4,528,164


Long-term debt                                                   2,271,506      2,306,884
                                                               -----------    -----------
               Total liabilities                                 5,561,652      6,835,048
                                                               -----------    -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock                                              1,215,152      1,253,822
    Common stock: $.01 par value; authorized 200 million
        shares: issued and outstanding 8,334,489 in 1999 and        83,345         82,301
        8,230,080 in 1998
    Additional paid-in capital                                   9,120,555      9,082,929
    Stock subscription receivable                               (2,000,000)    (4,000,000)
    Accumulated deficit                                         (7,240,386)    (6,390,005)
                                                               -----------    -----------
               Total stockholders' equity                        1,178,666         29,047
                                                               -----------    -----------
               Total liabilities and stockholders' equity      $ 6,740,318    $ 6,864,095
                                                               ===========    ===========



                  The accompanying notes are an integral part of these
                           consolidated financial statements.

                                           3



Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations


                                                                     For the 16 Weeks Ended
                                                                   --------------------------
                                                                    April 18,      April 19,
                                                                       1999           1998
                                                                   (Unaudited)    (Unaudited)
                                                                   -----------    -----------
Revenue
     Restaurant sales revenue                                      $ 2,976,852    $ 3,524,283
     Catering revenue                                                  131,172        195,954
     Franchise and royalty revenue                                         955         36,478
                                                                   -----------    -----------

                Total revenue                                        3,108,979      3,756,715
                                                                   -----------    -----------

Costs and expenses
Restaurant and catering operating expenses:
     Food, beverage and paper                                          998,053      1,353,020
     Payroll and benefits                                            1,127,947      1,357,269
     Depreciation and amortization                                     207,947        203,011
     Other operating expenses                                          743,442        732,418
     Loss on restaurant closings                                       300,000
                                                                   -----------    -----------

                Total restaurant and catering operating expenses     3,377,389      3,645,718
                                                                   -----------    -----------

                Income from restaurant and catering operations        (268,410)       110,997

General and administrative expenses                                    433,695        396,965
                                                                   -----------    -----------

                Operating loss                                        (702,105)      (285,968)

Other income (expense):
     Other income (expense)                                            (33,132)           348
     Interest expense                                                 (115,144)      (211,546)
                                                                   -----------    -----------

                Net loss                                           $  (850,381)   $  (497,166)
                                                                   ===========    ===========

Basic and diluted loss per share                                   $     (0.12)   $     (0.15)





                    The accompanying notes are an integral part of these
                             consolidated financial statements.

                                             4


Tanner's Restaurant Group, Inc.
Consolidated Statements of Cash Flows

                                                                       For the 16 Weeks Ended
                                                                     --------------------------
                                                                      April 18,       April 19,
                                                                         1999           1998
                                                                     (Unaudited)    (Unaudited)
                                                                     -----------    -----------
Cash flows from operating activities:
    Net loss                                                         $  (850,381)   $  (497,166)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                   207,947        203,011
         Loss on restaurant closings                                     300,000
         Changes in assets and liabilities:
            Accounts receivable                                           47,148        (22,970)
            Inventory                                                     18,475         13,121
            Prepaid expenses                                             (10,766)       (10,643)
            Other assets                                                  15,807           (167)
            Accounts payable                                            (387,238)      (107,620)
            Accrued expenses and other liabilities                    (1,039,863)       471,738
                                                                     -----------    -----------
               Net cash provided by (used in) operating activities    (1,698,871)        49,304
                                                                     -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                  (327,357)      (143,240)
                                                                     -----------    -----------
               Net cash used in investing activities                    (327,357)      (143,240)
                                                                     -----------    -----------
Cash flows from financing activities:
    Cash overdraft                                                                     (212,605)
    Repayments of debt                                                  (146,295)       (68,876)
    Proceeds from issuance of long-term debt                                            583,115
    Proceeds from sale of Series D preferred stock                     2,000,000
                                                                     -----------    -----------
               Net cash provided by financing activities               1,853,705        301,634
                                                                     -----------    -----------
Net change in cash and cash equivalents                                 (172,523)       207,698
Cash and cash equivalents, beginning of year                             222,163
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $    49,640    $   207,698
                                                                     ===========    ===========


Non-cash investing and financing activities:
    Dividends accrued on Series A preferred stock                    $   138,436
    Accretion of redeemable TRC preferred stock                                     $    42,305
    Dividends accrued on redeemable TRC preferred stock                                  75,000

Supplemental cash flow information:
    Interest paid                                                    $   114,298    $    65,926



                     The accompanying notes are an integral part of these
                              consolidated financial statements.

                                              5

Tanner's Restaurant Group
Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation:

     On January 14, 1999, Tanner's Restaurant Group, Inc. ("we" or "Tanner's," formerly known as Harvest Restaurant Group, Inc.) and TRC Acquisition Corporation ("TRC") completed a forward triangular merger. For financial and accounting purposes, the effective date of the merger was December 27, 1998, and we have prepared the consolidated financial statements assuming the merger closed as of the end of the day on December 27, 1998. In the merger, shareholders of TRC received a majority of the shares of our outstanding common stock. For this reason, we treated the merger as a reverse acquisition by TRC for accounting purposes. As a result, the consolidated financial statements presented are those of TRC rather than Harvest Restaurant Group Inc.

2.   Description of Business:

     Tanner's Restaurant Group, Inc. and its wholly owned subsidiaries operate nine casual dining restaurants and franchise one restaurant under the name "Rick Tanner's Original Grill." The restaurants specialize in fresh, convenient meals featuring rotisserie chicken entrees, barbecued ribs, hamburgers, freshly prepared vegetables, salads, and other side dishes. At the end of fiscal year 1998, 11 restaurants were located in the Atlanta, Georgia metropolitan area. During the first quarter of 1999, we closed two under-performing restaurants, resulting in a charge to earnings of $300,000. We also operate one casual dining seafood restaurant under the name "Crabby Bob's Seafood Grill," which we opened in May 1999 in suburban Atlanta.

     We have prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, we have made all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation. The statements are subject to year-end adjustment. The consolidated results of operations for the 16 weeks ended April 18, 1999 may not be indicative of the results for the full fiscal year. For further information, refer to the audited financial statements we filed with the SEC in our Form 10-KSB for the year ended December 27, 1998.

     The accompanying unaudited consolidated financial statements assume that we will continue as a going concern. The significant net losses we have incurred, our negative working capital position, and our inability to generate significant positive cash flows from operations all significantly strain our financial position. We have obtained a commitment from a group of outside investors to invest $6,000,000 in Tanner's, and as of April 18, 1999, these investors have invested $4,000,000 under this commitment. We believe that the successful completion of this anticipated transaction is critical to continue our current plan of operations. We expect that the $2,000,000 that we received under the financing commitment during the first quarter of 1999, combined with our cost containment and cash flow management strategies, will enable us to continue operations until we receive the final $2,000,000. Because we believe it is probable that we will receive the final $2,000,000 in the early summer of 1999, the consolidated financial statements do not reflect any adjustments that will be necessary if we do not receive that $2,000,000. In May 1999, after the first quarter ended, we received $375,000 of the $2,000,000 that remains to be invested. We expect to receive another $125,000 shortly.

3.   Earnings Per Share:

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options or convertible securities. Diluted earnings per share are computed by giving effect to our dilutive stock options, warrants and preferred stock. We have adjusted the weighted average common shares outstanding presented below to reflect the 1.57075 to 1 exchange ratio in the merger. Options and warrants, which we refer to as potential common stock equivalents, are excluded from the diluted earnings per share calculations because they are antidilutive, given that we are operating at a net loss. These securities could become dilutive when our operations result in a net profit.

     The following table represents the calculation of basic and diluted earnings per share:

                                                     For the 16 Weeks Ended
                                                   -------------------------
                                                     April 18,     April 19,
                                                       1999           1998
                                                       ----           ----
    Net loss                                       $ (850,381)   $ (497,166)
    Less:  Dividends on Series A preferred stock     (138,436)
           Dividends on TRC preferred stock                         (75,000)
           Accretion on TRC preferred stock                         (42,305)
                                                    ---------    ----------
    Net loss attributable to common shareholders     (988,817)     (614,471)

    Weighted average common shares outstanding      8,311,994     4,123,219

    Basic and diluted loss per share               $     (.12)   $    (0.15)


4.   Capital Structure:

     On March 12, 1999, our shareholders voted to amend our articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 200,000,000 and to change our name to "Tanner's Restaurant Group, Inc."

Item 2. Management's Discussion and Analysis or Plan of Operation

     Please read the following discussion in connection with the consolidated financial statements and related notes to them included elsewhere in this report.

Overview

     Tanner's Restaurant Group, Inc. ("we" or "Tanner's"), formerly known as Harvest Restaurant Group, Inc., was incorporated in June 1993 under the name "Clucker's Tex-Mex Venture, Inc." On January 14, 1999, Harvest Restaurant Group, Inc. and TRC Acquisition Corporation completed a forward triangular merger. For financial and accounting purposes, the effective date of the merger was December 27, 1998, and we have prepared the consolidated financial statements assuming the merger closed as of the end of the day on December 27, 1998. In the merger, TRC's shareholders received a majority of the shares of our outstanding common stock. For this reason, we have treated the merger as a reverse acquisition by TRC for accounting purposes. As a result, the consolidated financial statements presented are those of TRC rather than Harvest.

     As a result of the merger, we now own and franchise ten "Rick Tanner's Original Grill" restaurants formerly owned and franchised by TRC. All ten Tanner's restaurants are located in Georgia - nine are company-owned, and one is franchised. In May 1999, we opened a seafood restaurant, also in Georgia, operating under the name "Crabby Bob's Seafood Grill." In May 1999, we also entered into an agreement with Crabby Bob's Seafood, Inc. and its parent entities to acquire the assets of two more Crabby Bob's restaurants. We expect to complete this acquisition in June 1999.

     Our restaurants are designed to appeal to traditional casual dining customers by offering large portions of high quality foods at low prices. Our restaurants are competitively positioned between home meal replacement restaurants and full bar casual restaurants that have less portable foods. The menu at our Rick Tanner's Original Grill restaurants features over 40 different entrees and 15 different appetizers. All entrees are prepared using aged beef and fresh chicken and seafood, are cooked to order, and are served with a choice of two out of 15 different freshly prepared vegetables. Our Crabby Bob's restaurant offers fresh seafood, crabs, oysters and a full service bar. Since inception, over 25% of our sales have come from takeout/takehome service.

     Our growth strategy is to open new company-owned restaurants, to increase sales at existing restaurants, to develop and expand our franchising program, and to evaluate and possibly acquire complementary restaurant concepts. We intend to develop restaurants primarily in the greater Atlanta market and in selected Southeastern markets, where we believe we will be able to use existing supervisory, marketing and distribution systems. Additionally, we may seek to acquire other restaurant concepts that would complement our existing business, allowing growth and improving profitability. We are evaluating our existing restaurant locations, and may close certain unprofitable restaurants as we expand our business concept and focus on increasing profitability.

     A significant factor in both the structure and completion of the merger with TRC was a commitment by third party investors to invest $6,000,000 in the new combined company. As of April 18, 1999, we had received $4,000,000 of this $6,000,000 commitment. In May 1999, after the first quarter had ended, we received $375,000 of the $2,000,000 that remains to be invested under the commitment. We will use this financing primarily for working capital and the development of up to four company-owned restaurants and the opening of one franchised restaurant during 1999, although we cannot assure you that these development plans will be successful.

Results of Operations for the 16 Week Period Ended April 18, 1999 Compared to the 16 Week Period Ended April 19, 1998

     Revenues. Total revenues decreased $647,736, or 17.2%, during the first quarter (16 weeks) ended April 18, 1999, compared to the corresponding period of 1998. We had nine restaurants in operation on April 18, 1999, which is one less than we had on April 19, 1998. This decrease in sales is partially attributable to having one less restaurant in operation, but is primarily due to a decline in same store sales of 15.5%. This decrease in same store sales results largely from the levelling off of sales of two restaurants that we opened in the fourth quarter of 1997, and can also be attributed to a 56% decrease in coupons and promotional discounts.

     Costs and Expenses. In general, costs of goods sold decreased as a percentage of sales during the first quarter of 1999, due to the reduction in coupons and promotions that began in the fourth quarter of 1997 and continued through 1998. These types of promotions tend to increase the number of customers that visit the restaurant and thereby tend to increase sales. However, the operating expenses on these sales are higher because the sales have been discounted below the menu price. This decrease in costs is most evident in food, beverage and paper costs.

     Food, beverage and paper costs were 32.1% of sales for the first quarter of 1999 versus 36.0% of sales for the same period in 1998. The 3.9% decrease in food costs as a percentage of sales was primarily a result of decreased coupon and discount promotions in 1999 as mentioned above. Additionally, we achieved some operational improvements and purchasing efficiencies.

     Payroll and benefit expense was 36.3% of sales for the first quarter of 1999 compared to 36.1% of sales for the same period in 1998. We pay a portion of a benefits package that permits restaurant managers to obtain health, life and disability insurance. Benefit costs rose 0.3% as a percentage of sales, as a result of decreased sales. This was offset by a decrease of 0.1% in labor costs.

     Other operating expenses increased as a percentage of sales to 25.2% for the first quarter of 1999 from 19.5% for the same period in 1998. Advertising expenditures decreased by 1.7% but were partially offset by an increase of 0.9% in fees for delivery service, resulting in a net decrease of 0.8% as a percentage of sales. Repairs and maintenance and restaurant administration expense increased by 1.0% while utility expense increased by 1.1% of sales, and rent expense increased to 3.2% of sales. All of these increases are primarily a result of the decrease in sales. Pre-opening expenses increased 1.2% in the first quarter of 1999 due to the development of one new restaurant scheduled to open in the second quarter of 1999 compared to no new restaurants in the first quarter of 1998.

     Total occupancy costs, consisting of depreciation, rent and restaurant interest expense, increased to 11.0% in the first quarter of 1999 from 7.6% in the first quarter of 1998. These fixed costs fluctuate as a percentage of sales, increasing as sales decrease. We expect occupancy costs to decrease as a percentage of sales as we open more "end-cap" restaurants located at the end of strip shopping centers, as opposed to freestanding buildings. Freestanding buildings tend to have higher capital investments, as well as financing costs, thereby resulting in larger depreciation charges and greater interest costs.

     Depreciation and amortization expense in the first quarter of 1999 increased by 1.3% over the first quarter of 1998, due to fixed asset additions at a new store opened at the end of the second quarter of 1998.

     Loss on restaurant closings of $300,000 for the first quarter of 1999 relates to charges recognized in connection with the closure of two of our under-performing units. Included in this caption are charges for the write-down of property and equipment to their net realizable values and real estate disposition costs.

     General and administrative expenses increased to $433,695 in the first quarter of 1999 from $396,965 in the first quarter of 1998, due to reallocating the corporate office personnel to support additional growth.

     Other Income (Expense). Other income increased in the first quarter of 1999 to 0.2% of sales, from 0.01% of sales in the first quarter of 1998. Interest expense decreased to $114,925 in the first quarter of 1999 from $211,720 in the first quarter of 1998. This is primarily attributable to the cancellation of the debenture to the former president of Tanner's. Our effective interest rate increased to 12.3% for the first quarter of 1999.

     Net Loss. We incurred a net loss of $850,381 for the first quarter of 1999 compared to $497,166 for the same period in 1998. This increase was primarily attributable to the $300,000 charge for store closings. We expect to incur losses in future periods until we expand our base of restaurants to offset current general and administrative expenses and costs of expansion.

     As we pursue our plans for growth, we expect to see the following trends in operating costs. We expect that food, beverage and paper costs and payroll expenses will increase during the first two months of a restaurant's operations. Pre-opening expenses are expected to total approximately $100,000 for each new restaurant and are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. The majority of pre-opening costs are incurred in the accounting period prior to opening and in the period that a restaurant opens. If we are able to increase our base of restaurants, the effects of the above-mentioned operating trends will decrease, and the new restaurants will have less of an impact on our consolidated results.

Liquidity and Capital Resources

     Our cash and cash equivalents decreased $172,523 during the first quarter of 1999. The principal source of funds consisted of $2,000,000 received from outside investors. The primary uses of funds consisted of

     (a) cash used in operations of $1,698,871, including the payment and resolution of current accounts payable and accrued liabilities of $1,423,101,

     (b) the purchase of additional fixed assets for a new restaurant of $327,357, and

     (c) payment of debt of $146,295.

     We have incurred operating losses since inception, and as of April 18, 1999, we had an accumulated deficit of $7,240,386 and a working capital deficit of $3,029,554. We are not currently generating sufficient revenues from operations to meet our cash requirements. Because substantially all sales in our restaurants are for cash, and operating costs are generally due in 15 to 45 days, we are able to operate with negative working capital. Also, we have obtained extended payment schedules with several of our larger vendors allowing for payment terms of 60 to 90 days. Additionally, some of our vendors and governing authorities have agreed to extend payment terms for obligations we previously incurred.

     In addition to our other liabilities, we currently owe an aggregate of approximately $650,000 to two lenders, one of which is SECA VII, LLC, a significant shareholder, for interim financing loaned in early 1998. One of our directors, James R. Walker, is an equity owner of SECA. One of these unsecured loans matures on our receipt of the final $2,000,000 of the financing commitment, and the SECA loan matures on the earlier of that date or July 31, 1999. FINOVA, our senior secured lender, has advised us that any payment of the principal amount on these two loans will be a default under our outstanding $2,000,000 loan from FINOVA unless we repay the FINOVA loan in full at the same time. The final $2,000,000 that we are scheduled to receive under the financing commitment will be insufficient to repay both the FINOVA loan and the short-term loans, and we presently have no arrangement to repay both the FINOVA loan and the short-term loans. We may, therefore, default on these loans unless we can make other arrangements. We are working to resolve this situation. If we default under any of these loan agreements, we may be forced to sell some or all of our assets, to relinquish control of the company, or to renegotiate terms of our outstanding obligations on terms less favorable to us. Any event of that nature is likely to have a material adverse effect on us.

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The total amount of dividends in arrears as of March 31, 1999 is $578,752.

     We opened one new company-owned restaurant in May 1999. One of our franchised restaurants closed in February 1999 due to franchisee financing arrangements and location issues. We closed two under-performing company-owned restaurants in March 1999, which resulted in a charge to earnings of $300,000. In the remainder of 1999, we plan to open up to four more new company-owned restaurants and one franchised restaurant. Our capital requirements to meet this development plan could be as much as $1.2 million.

     On May 11, 1999 we entered into an agreement to acquire the assets of Crabby Bob's Seafood, Inc. Crabby Bob's is a restaurant chain consisting of two restaurants located in Southern California that offer fresh seafood, crabs, oysters and a full service bar. We will pay $600,000 and assume certain liabilities related to the Crabby Bob's business as consideration for the acquisition of these restaurants and other assets related to their operation. We will pay this amount at closing by delivery of a note, which will be payable by us, at our option, either (a) in cash or (b) in a combination of cash and stock.

     Although we do not currently have the capital resources to meet our development plan, outside investors invested $2,000,000 of their $6,000,000 financing commitment in the first quarter of 1999. As part of the commitment, we are obligated to issue 9,198 shares of our Series D preferred stock to these investors. In May 1999, after the first quarter ended, these investors invested $375,000 of the final $2,000,000 in exchange for our agreement to deliver 375 shares of Series D preferred stock to them on an accelerated basis. These investors have orally committed to invest another $125,000 shortly and will invest the remaining $1,500,000 of the $6,000,000 commitment when the shares of common stock into which the Series D preferred shares are convertible are registered with the SEC. We intend to cause that registration to become effective in late spring of 1999. We plan to meet our capital requirements for new restaurant development, the acquisition of Crabby Bob's, and working capital through the remainder of this funding. We may also raise additional funds by borrowing.

     Additionally, we have decided to sell our property on Tezel Road in San Antonio, Texas. We anticipate that the sale of the Tezel property, if and when completed, will generate approximately $350,000 in net proceeds. Under the terms of a severance agreement that we entered into with William J. Gallagher, our former chief executive officer and a former director, we are obligated to apply the proceeds of the sale of the Tezel property to satisfy any remaining obligations to Mr. Gallagher under the severance agreement before we apply those proceeds to any other use. As of June 1, 1999, we owed $90,000 to Mr. Gallagher under the severance agreement.

     If the current development schedule is not delayed, management anticipates that by the fourth quarter of 1999, we will have a base of profitable restaurants that will allow us to begin to leverage our non-operating expenses.

Forward-Looking Statements

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new restaurants. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures.

     Our forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those anticipated in the forward-looking statements, as a result of:

     -    an inability to meet our obligations as they become due;
     -    increased competition in the casual dining market;
     -    difficulty attacting and keeping good managers and franchises;
     -    increased labor, food and other costs;
     -    changes in economic conditions; and
     - the possibility that we do not close the Crabby Bob's acquisition as we anticipate.

     In addition, the market price of the common stock may from time to time fluctuate widely as a result of, among other things:

     -    our operating results;
     -    the operating results of other similarly-situated companies; and
     -    changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" sections of the registration statements we file with the SEC under the Securities Act.

Year 2000 Computer Issues

     The "Year 2000 problem" is a general term used to identify those computer problems or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications which are programmed in this manner, may, for example, recognize the year 2000 as the year 1900, thus causing potential system failures or miscalculations that could result in disruptions of normal business operations. We have evaluated our state of readiness, the costs involved to become compliant, the risks involved, and our contingency plans. Our primary uses of software systems are our corporate accounting and restaurant management software.

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

     We are in the process of contacting all significant vendors and our independent payroll vendor to verify that those vendors are also addressing the problem. We have developed contingency plans where necessary. Some Year 2000 issues that may adversely affect our operations are beyond our control. We cannot now estimate the potential adverse effect that may result from the failure of any of our vendors to become Year 2000 compliant, although we continue to believe that there will be no direct material effect on our operating performance or results of operations.


                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The plaintiffs are seeking damages of $150,000 for breach of a commercial lease. This case is set for trial in August 1999.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317). The plaintiff is seeking to recover damages of $38,691 for Harvest's failure to make payments under two equipment leases. The plaintiff has filed a first amended motion for summary judgment, which has not yet been set for hearing. Settlement negotiations are ongoing. Because the plaintiff has not sold the property, damages are unlitigated.

     On August 20, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Toufic Khalifa in Bexar County District Court (Case No. 98-CI-12200). The plaintiff is seeking damages in the amount of at least $240,000 for breach of a commercial lease. The case is now in the discovery phase.

     Before the merger, Harvest settled a number of lawsuits and claims, and since the merger we have settled additional lawsuits and claims. Some of these settlements are documented by executed settlement agreements and releases while others are not.

     We are also involved in other claims arising in the normal course of business. In our opinion, although the outcomes of any such claims are uncertain, in the aggregate they are not likely to have a material adverse effect on us.


Item 2. Changes in Securities and Use of Proceeds

     We have issued the following unregistered securities in reliance on one or more of the exemptions from registration provided by Sections 3(a)(9), 3(a)(11), 4(2) and 4(6) of the Securities Act, Regulation D and Rule 701, as promulgated by the SEC under the Securities Act. Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. We believe that all recipients of these securities had adequate information about us, either through their relationships with us or through information that we provided to them.

     On January 14, 1999, we issued 1,998 shares of Series D preferred stock to our outside investors in exchange for 133.2 outstanding shares of Series B preferred stock, and we issued 2,600 shares of Series D preferred stock in exchange for the 200 outstanding shares of Series C preferred stock. As a result of these issuances, there are no longer any shares of Series B preferred stock or Series C preferred stock outstanding.

     Also on January 14, 1999, we placed 2,600 shares of Series D preferred stock into escrow to be released to the outside investors upon the occurrence of certain specified events. On or about January 22, 1999, the approximate date on which we received $1,000,000 from the outside investors because we satisfied the condition that we file a preliminary proxy statement related to a shareholder vote to increase the number of authorized shares of common stock, we released 1,300 of these Series D shares from escrow. On or about February 10, 1999, the approximate date on which we received another $1,000,000 from the outside investors because we satisfied the condition that we mail definitive proxy materials to our shareholders, we released the remaining 1,300 shares from escrow.

     On January 14, 1999, in connection with the merger, we issued a total of approximately 744,500 shares of Series E preferred stock to Richard E. Tanner, who is one of our directors, and to SECA VII, LLC, RBB Bank, AG and Holden Holding Corporation, all of which are also holders of our common stock. We issued 469,775 of these shares of Series E preferred stock to Mr. Tanner in exchange for his 500 shares of TRC Class A preferred stock, his execution of a severance agreement, and his cancellation of a note from TRC. We issued 183,150 of these shares to SECA VII, LLC, 45,787.5 shares to RBB Bank, AG, and 45,787.5 shares to Holden Holding Corporation, in exchange for the TRC Class A shares these entities held before the merger.

     Also on January 14, 1999, we issued an aggregate of 4,123,219 shares of common stock to the former holders of the common stock of TRC Acquisition Corporation as consideration for the merger of TRC with and into one of our wholly-owned subsidiaries.

     In addition, as part of the merger, we assumed the TRC 1996 Employee Stock Option Plan and options previously issued thereunder to acquire approximately 854,488 shares of common stock. We also assumed options and warrants to acquire approximately 1,522,286 more shares of common stock.

     As part of the financing commitment, we have agreed to issue warrants to acquire 100,000 shares of common stock to the Series D investors for each $1,000,000 of Series D preferred stock issued. Assuming that the final $2,000,000 of the financing commitment is received, we will issue another 2,000 shares of Series D preferred stock. Upon such issuance, we will have issued an aggregate of $9,198,000 of Series D preferred stock. Accordingly, we have issued or will issue warrants to acquire an aggregate of 919,800 shares of common stock.


Item 3. Defaults Upon Senior Securities

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The amount of dividends that accrued on the Series A preferred stock during the first quarter of 1999 was $138,436. As of March 31, 1999, the aggregate amount of the dividends in arrears was $578,752.


Item 4. Submission of Matters to a Vote of Security Holders

     On March 12, 1999, we held a special meeting at which our shareholders voted in favor of two amendments to our articles of incorporation. The first amendment increased the number of shares of common stock that we are authorized to issue from 20,000,000 shares to 200,000,000 shares. The second amendment changed our name from Harvest Restaurant Group, Inc. to Tanner's Restaurant Group, Inc. A total of 8,241,609 shares were entitled to vote on each matter.

     With respect to the proposal to amend our articles of incorporation to change our name to Tanner's Restaurant Group, Inc., 7,352,794 shares were voted in favor of the proposal, 31,480 shares were voted against the proposal, 58,206 shares abstained, and 799,129 shares were not voted.

     With respect to the proposal to amend our articles of incorporation to increase the number of shares of common stock that we are authorized to issue from 20,000,000 shares to 200,000,000 shares, 7,228,549 shares were voted in favor of the proposal, 151,674 shares were voted against the proposal, 62,257 shares abstained, and 799,129 shares were not voted.


Item 6. Exhibits and Reports on Form 8-K

     We have filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the footnotes to the following Index to Exhibits, those exhibits are incorporated into this report on Form 10-QSB by reference to the applicable statement or report.

Exhibit No.                Title
-----------                -----

3.01      Articles of Incorporation, as amended.(1)

4.01 Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22, 1996.(1)

4.02 Assumption Agreement, Consent and First Amendment to Loan Agreement, dated January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation. (1)

4.03 Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and Sirrom Capital Corporation. (1)

4.04 Amended and Restated Secured Promissory Note, dated January 14, 1999, made by Hartan, Inc. for the benefit of Sirrom Capital Corporation.
          (1)

4.05      Amended and Restated Stock Purchase  Warrant,  dated January 14, 1999.
          (1)

10.02     TRC Acquisition Corporation 1996 Employee Stock Option Plan. (1)

10.04 Employment Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and Clyde E. Culp, III. (1)

10.05 Severance Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and William J. Gallagher. (1)

10.05(a)  Letter Amendment to Severance Agreement, dated March 16, 1999. (1)

10.06     Form of  Subscription  Agreement  for Series D  Convertible  Preferred
          Stock. (1)

10.07 Form of Registration Rights Agreement for Series D Convertible Preferred Stock. (1)

10.08     Form of Warrant  Agreement for Series D Convertible  Preferred  Stock.
          (1)

10.09     Letter Amendment, dated January 12, 1999. (1)

10.10     Letter Amendment, dated January 13, 1999. (1)

27.1      Financial Data Schedule as of April 18, 1999.

------------------------

(1) Incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TANNER'S RESTAURANT GROUP, INC.


Date: June 2, 1999                  By:  /s/  Clyde E. Culp, III
                                       -----------------------------------------
                                       Name: Clyde E. Culp, III
                                       Title: Chairman of the Board of Directors
                                              and Chief Executive Officer


Date: June 2, 1999                  By: /s/  Timothy R. Robinson
                                       -----------------------------------------
                                       Name: Timothy R. Robinson
                                       Title: Chief Financial Officer

                                  EXHIBIT INDEX

     We have filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the footnotes to the following Index to Exhibits, those exhibits are incorporated into this report on Form 10-QSB by reference to the applicable statement or report.

Exhibit No.                Title
-----------                -----

3.01      Articles of Incorporation, as amended.(1)

4.02 Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22, 1996.(1)

4.02 Assumption Agreement, Consent and First Amendment to Loan Agreement, dated January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation. (1)

4.03 Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and Sirrom Capital Corporation. (1)

4.04 Amended and Restated Secured Promissory Note, dated January 14, 1999, made by Hartan, Inc. for the benefit of Sirrom Capital Corporation.
          (1)

4.05      Amended and Restated Stock Purchase  Warrant,  dated January 14, 1999.
          (1)

10.02     TRC Acquisition Corporation 1996 Employee Stock Option Plan. (1)

10.04 Employment Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and Clyde E. Culp, III. (1)

10.05 Severance Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and William J. Gallagher. (1)

10.05(a)  Letter Amendment to Severance Agreement, dated March 16, 1999. (1)

10.06     Form of  Subscription  Agreement  for Series D  Convertible  Preferred
          Stock. (1)

10.07 Form of Registration Rights Agreement for Series D Convertible Preferred Stock. (1)

10.08     Form of Warrant  Agreement for Series D Convertible  Preferred  Stock.
          (1)

10.09     Letter Amendment, dated January 12, 1999. (1)

10.10     Letter Amendment, dated January 13, 1999. (1)

27.1      Financial Data Schedule as of April 18, 1999.

------------------------

(1) Incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999.