Form 10QSB
period 1999-07-11
TANNERS RESTAURANT GROUP INC
filed 1999-08-25
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended July 11, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,334,489 shares as of August 23, 1999.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements...........................................  3
     Item 2. Management's Discussion and Analysis or Plan of Operation......  9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................. 15
     Item 2. Changes in Securities and Use of Proceeds...................... 15
     Item 3. Defaults Upon Senior Securities................................ 16
     Item 6. Exhibits and Reports on Form 8-K............................... 16

SIGNATURES.................................................................. 18

EXHIBIT INDEX............................................................... 19


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

Tanner's Restaurant Group, Inc.
Consolidated Balance Sheet

                                                             July 11,      December 27,
                                                               1999           1998
                                                            (Unaudited)
                                                            -----------    -----------
Assets
------
Current assets:
    Cash                                                    $    53,656    $   222,163
    Accounts receivable                                         142,997        130,086
    Inventory                                                   127,025        113,734
    Prepaid expenses                                             39,788         21,989
                                                            -----------    -----------
               Total current assets                             363,466        487,972

Property and equipment, net                                   2,378,915      2,092,698
Intangible assets, net                                        2,954,469      3,119,870
Goodwill, net                                                   971,876      1,002,303
Other assets                                                    144,611        161,252
                                                            -----------    -----------
               Total assets                                 $ 6,813,337    $ 6,864,095
                                                            ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                        $ 1,040,034    $ 1,390,697
    Accrued expenses                                          1,606,274      2,254,666
    Current portion of long-term debt                           771,884        882,801
                                                            -----------    -----------
               Total current liabilities                      3,418,192      4,528,164

Long-term debt                                                2,240,362      2,306,884
                                                            -----------    -----------
               Total liabilities                              5,658,554      6,835,048
                                                            -----------    -----------


Commitments and contingencies

Stockholders' equity:
    Preferred stock                                           1,215,152      1,253,822
    Common stock: $.01 par value; authorized 200
        million shares: issued and outstanding 8,334,489
        in 1999 and 8,230,080 in 1998                            83,345         82,301
    Additional paid-in capital                                9,120,555      9,082,929
    Stock subscription receivable                            (1,500,000)    (4,000,000)
    Accumulated deficit                                      (7,764,269)    (6,390,005)
                                                            -----------    -----------
               Total stockholders' equity                     1,154,783         29,047
                                                            -----------    -----------
               Total liabilities and stockholders' equity   $ 6,813,337    $ 6,864,095
                                                            ===========    ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                                       3

Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations


                                                       For the 12 Weeks Ended
                                                     --------------------------
                                                       July 11,       July 12,
                                                        1999            1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Revenue
-------
     Restaurant sales revenue                        $ 2,183,706    $ 2,474,192
     Catering revenue                                    133,390        146,849
     Franchise and royalty revenue                                       14,267
                                                     -----------    -----------

                Total revenue                          2,317,096      2,635,308
                                                     -----------    -----------


Costs and expenses
------------------
Restaurant and catering operating expenses:
     Food, beverage and paper                            779,647        902,458
     Payroll and benefits                                851,035        916,621
     Depreciation and amortization                       166,380        158,823
     Other operating expenses                            677,900        691,645
                                                     -----------    -----------

                Total restaurant and catering
                  operating expenses                   2,474,962      2,669,547
                                                     -----------    -----------

                Loss from restaurant and
                  catering operations                   (157,866)       (34,239)

General and administrative expenses                      312,040        294,509
                                                     -----------    -----------

                Operating loss                          (469,906)      (328,748)

Other income (expense):
     Other income (expense)                               37,088        (23,924)
     Interest expense                                    (91,065)      (187,343)
                                                     -----------    -----------

                Net loss                             $  (523,883)   $  (540,015)
                                                     ===========    ===========

Basic and diluted loss per share                     $      (.11)   $      (.16)


                  The accompanying notes are an integral part of these consolidated financial statements.

Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations
                                                       For the 28 Weeks Ended
                                                     --------------------------
                                                      July 11,        July 12,
                                                        1999           1998
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Revenue
-------
     Restaurant sales revenue                        $ 5,160,558    $ 5,998,475
     Catering revenue                                    264,561        342,803
     Franchise and royalty revenue                           955         50,745
                                                     -----------    -----------

                Total revenue                          5,426,074      6,392,023
                                                     -----------    -----------

Costs and expenses
------------------
Restaurant and catering operating expenses:
     Food, beverage and paper                          1,777,700      2,255,479
     Payroll and benefits                              1,978,982      2,273,890
     Depreciation and amortization                       374,327        361,834
     Other operating expenses                          1,421,342      1,424,063
          Loss on restaurant closings                    300,000
                                                     -----------    -----------

                Total restaurant and catering
                   operating expenses                  5,852,351      6,315,266
                                                     -----------    -----------

                Income (loss) from restaurant
                   and catering operations              (426,277)        76,757

General and administrative expenses                      745,734        691,474
                                                     -----------    -----------

                Operating loss                        (1,172,011)      (614,717)

Other income (expense):
     Other income (expense)                                3,956        (23,576)
     Interest expense                                   (206,209)      (398,889)
                                                     -----------    -----------

                Net loss                             $(1,374,264)   $(1,037,182)
                                                     ===========    ===========

Basic and diluted loss per share                     $      (.26)   $      (.31)



                  The accompanying notes are an integral part of these consolidated financial statements.



Tanner's Restaurant Group, Inc.
Consolidated Statements of Cash Flows


                                                             For the 28 Weeks Ended
                                                           --------------------------
                                                             July 11,       July 12,
                                                               1999          1998
                                                           (Unaudited)    (Unaudited)
                                                           -----------    -----------
Cash flows from operating activities:
    Net loss                                               $(1,374,264)   $(1,037,182)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                         374,327        361,834
         Loss on sale of property and equipment                 35,369         12,244
         Loss on restaurant closings                           300,000
         Changes in assets and liabilities:
            Accounts receivable                                  9,089         (5,269)
            Inventory                                          (13,291)         9,572
            Prepaid expenses                                   (17,799)        14,697
            Other assets                                       (17,648)        (5,510)
            Accounts payable                                  (350,663)      (312,727)
            Accrued expenses and other liabilities            (948,392)       461,842
                                                           -----------    -----------
               Net cash used in operating activities        (2,003,272)      (512,567)
                                                           -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                              365,496
    Purchase of property and equipment                        (487,796)      (462,275)
                                                           -----------    -----------
               Net cash used in investing activities          (487,796)       (84,711)
                                                           -----------    -----------

Cash flows from financing activities:
    Cash overdraft                                                           (212,605)
    Repayments of debt                                        (177,439)      (107,079)
    Proceeds from issuance of long-term debt                                1,016,617
    Proceeds from sale of Series D preferred stock           2,500,000
                                                           -----------    -----------
               Net cash provided by financing activities     2,322,561        696,933
                                                           -----------    -----------

Net change in cash and cash equivalents                       (168,507)        99,655
Cash and cash equivalents, beginning of year                   222,163
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $    53,656    $    99,655
                                                           ===========    ===========

Non-cash investing and financing activities:
    Accretion of redeemable TRC preferred stock                           $    76,183
    Dividends on redeemable TRC preferred stock                               150,000
    Sale of equipment for a note                           $    22,000
Supplemental cash flow information:
    Interest paid                                          $   224,260    $   261,522



                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                                        6

Tanner's Restaurant Group

Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation:

          On January 14, 1999, Tanner's Restaurant Group, Inc. ("we" or "Tanner's," formerly known as Harvest Restaurant Group, Inc.) and TRC Acquisition Corporation ("TRC") completed a forward triangular merger. For financial and accounting purposes, the effective date of the merger was
     December 27, 1998, and we have prepared the consolidated financial statements assuming the merger closed as of the end of the day on December 27, 1998. In the merger, shareholders of TRC received a majority of the shares of our outstanding common stock. For this reason, we treated the merger as a reverse acquisition by TRC for accounting purposes. Consequently, the consolidated financial statements presented are those of TRC rather than Harvest.

2.   Description of Business:

          Tanner's and its wholly owned subsidiaries operate eight casual dining restaurants and franchise two restaurants under the name "Rick Tanner's Original Grill." The restaurants specialize in fresh, convenient meals featuring rotisserie chicken entrees, barbecued ribs, chicken fingers, hamburgers, freshly prepared vegetables, salads, and other side dishes. At the end of fiscal year 1998, 11 company-owned restaurants were located in the Atlanta, Georgia metropolitan area. During the first quarter of 1999, we closed two under-performing restaurants, resulting in a charge to earnings of $300,000. During the second quarter, we sold one restaurant to, and established a franchise arrangement with, a franchisee. We also operate one casual dining seafood restaurant under the name "Crabby Bob's Seafood Grill," which we opened in May 1999 in suburban Atlanta. Additionally, we have entered into an agreement with Crabby Bob's Seafood, Inc. and its parent entities to acquire the assets of two more Crabby Bob's restaurants in California.

          We have prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, we have made all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation. The financial statements are subject to year-end adjustment. The consolidated results of operations for the 28 weeks ended July 11, 1999 may not be indicative of the results for the full fiscal year. For further information, refer to the audited financial statements we filed with the SEC in our Form 10-KSB for the year ended December 27, 1998.

          The accompanying unaudited consolidated financial statements assume that we will continue as a going concern. The significant net losses we have incurred, our negative working capital position, and our inability to generate significant positive cash flows from operations significantly strain our financial position. We have obtained a commitment from a group of outside investors to invest $6,000,000 in us, and, as of July 11, 1999, these investors had invested $4,500,000 under this commitment. We believe that the successful completion of this financing commitment is critical to our current plan of operation. We expect that the $2,500,000 that we received under the financing commitment during the first half of 1999, combined with our cost containment and cash flow management strategies, will enable us to continue operations until we receive the final $1,500,000, assuming that we receive the $1,500,000 shortly. Because we believe it is probable that we will receive the final $1,500,000 shortly, the consolidated financial statements do not reflect any adjustments that will be necessary if we do not receive that $1,500,000.

3.   Earnings Per Share:

          We calculate earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options or convertible securities. Diluted earnings per share are computed by giving effect to our dilutive stock options, warrants and preferred stock. We have adjusted the weighted average common shares outstanding presented below to reflect the 1.57075-to-1 exchange ratio in the merger. Options and warrants, which we refer to as potential common stock equivalents, are excluded from the diluted earnings per share calculations because they are antidilutive, given that we are operating at a net loss. These securities could become dilutive when our operations result in a net profit.

          The following table represents the calculation of basic and diluted earnings per share:

                                                 For the 12 Weeks Ended        For the 28 Weeks Ended
                                               --------------------------    --------------------------
                                                 July 11,       July 12,       July 11,       July 12,
                                                   1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
Net loss                                       $  (523,883)   $  (540,015)   $(1,374,264)   $(1,037,182)
Less: Dividends on Series A preferred stock       (138,436)                     (276,872)
      Dividends on Series D preferred stock       (121,035)                     (241,930)
      Dividends on Series E preferred stock       (153,387)                     (290,457)
      Dividends on TRC preferred stock                            (75,000)                     (150,000)
      Accretion on TRC preferred stock                            (33,878)                      (76,183)
                                               -----------    -----------    -----------    -----------
Net loss attributable to common shareholders      (936,741)      (648,893)    (2,183,523)    (1,263,365)

Weighted average common shares outstanding       8,334,489      4,123,219      8,321,635      4,123,219

Basic and diluted loss per share               $      (.11)   $      (.16)   $      (.26)   $      (.31)



4.   Common Stock Purchase Warrants:

          In connection with an agreement to provide financial communication activities on our behalf, we have agreed to issue warrants to purchase 150,000 shares of our common stock to an outside public relations firm. The warrants will be exercisable at the following prices: 50,000 will be exercisable at $0.31 per share; 50,000 will be exercisable at $0.81 per share; and the remaining 50,000 will be exercisable at $1.31 per share. The warrants expire May 21, 2004, have full piggyback registration rights (with customary underwriter "knock-out" provisions) and provide for net issue exercise. The warrants vest on the following schedule: 50,000 vested on May 21, 1999, 25,000 vested on August 4, 1999, 25,000 will vest on November 12, 1999, 25,000 will vest on February 15, 2000, and 25,000 will vest on May 15, 2000. If the agreement is terminated after the first three months, any warrants that have not yet vested will be voided.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     Please read the following discussion in connection with the consolidated financial statements and related notes to them included elsewhere in this report.

Overview
--------

     Tanner's Restaurant Group, Inc. ("we" or "Tanner's"), formerly known as Harvest Restaurant Group, Inc., was incorporated in June 1993 under the name "Clucker's Tex-Mex Venture, Inc."

     On January 14, 1999, Harvest Restaurant Group, Inc. and TRC Acquisition Corporation completed a forward triangular merger. For financial and accounting purposes, the effective date of the merger was December 27, 1998, and we have prepared the consolidated financial statements assuming the merger closed as of the end of the day on December 27, 1998. In the merger, TRC's shareholders received a majority of the shares of our outstanding common stock. For this reason, we have treated the merger as a reverse acquisition by TRC for accounting purposes. Therefore, the consolidated financial statements presented are those of TRC rather than Harvest.

     As a result of the merger, we now own and franchise ten "Rick Tanner's Original Grill" restaurants formerly owned and franchised by TRC. All ten
Tanner's restaurants are located in Georgia - eight are company-owned and two are franchised. In May 1999, we opened a seafood restaurant, also in Georgia, operating under the name "Crabby Bob's Seafood Grill." Additionally, in May 1999 we entered into an agreement with Crabby Bob's Seafood, Inc. and its parent entities to acquire the assets of two more Crabby Bob's restaurants. Assuming we receive the $1,500,000 balance under the financing commitment described below, we expect to complete this acquisition in the third quarter of 1999. In June 1999, upon the expiration of one of our restaurant leases, we sold the assets of that restaurant to a franchisee with whom we established a franchise arrangement.

     Our restaurants are designed to appeal to traditional casual dining customers by offering large portions of high quality foods at low prices. Our restaurants are competitively positioned between home meal replacement restaurants and full bar casual restaurants that have less portable foods. The menu at our Rick Tanner's Original Grill restaurants features over 40 different entrees and 11 different appetizers. All entrees are prepared using aged beef and fresh chicken and seafood, cooked to order, and served with a choice of two out of 13 different freshly prepared vegetables. Since inception, over 20% of our sales at Rick Tanner's Original Grill restaurants have come from takeout/take-home service. Our Crabby Bob's restaurant offers fresh seafood, crabs, oysters and a full service bar.

     Our growth strategy is to open new company-owned restaurants, to increase sales at existing restaurants, to develop and expand our franchising program, and to evaluate and possibly acquire complementary restaurant concepts. We intend to develop restaurants both in Atlanta, to complete our penetration of the Atlanta market, and in southern California, where, if our acquisition of Crabby Bob's is successful, we will operate two Crabby Bob's restaurants. We believe we will be able to use existing supervisory, marketing and distribution systems in both Atlanta and southern California to facilitate our development in these areas. Additionally, we may seek to acquire other restaurant concepts that would complement our existing business, allowing growth and improving profitability. We continue to evaluate our existing restaurant locations and may close certain unprofitable restaurants as we expand our business concept and focus on achieving profitability. We anticipate leasing most of our future locations.

     A significant factor in both the structure and completion of the merger with TRC was a commitment by third party investors to invest $6,000,000 in the new combined company. As of July 11, 1999, we had received $4,500,000 of this $6,000,000 commitment. Of the net proceeds of the remaining $1,500,000 to be invested, we intend to use up to $600,000 as consideration for the acquisition of Crabby Bob's and approximately $550,000 to pay certain liabilities of Crabby Bob's that we are assuming as part of the acquisition, including a $350,000 bridge loan made in March 1999 to the parent entity of Crabby Bob's by Clyde E. Culp, III, our Chairman and Chief Executive Officer. We intend to use the balance of the net proceeds primarily for working capital, the payment of indebtedness, and general corporate purposes, including the development of new company-owned restaurants, the opening of a franchised restaurant, and the evaluation of opportunities to acquire new restaurant concepts. We cannot assure you that any of our development or acquisition plans will be successful.

Results of Operations for the 28 Week Period Ended July 11, 1999 Compared to the 28 Week Period Ended July 12, 1998

     Revenues. Total net revenues decreased $965,949, or 15.1%, during the first two quarters (28 weeks) ended July 11, 1999, compared to the corresponding period of 1998. This decrease in sales is primarily due to a decline in same store sales of 17.7%. Same store sales decreased by $961,953, partially due to the leveling of sales at two restaurants that opened in the fourth quarter of 1997. Sales also decreased as a result of the closings of two stores, offset by the opening of our Crabby Bob's restaurant on May 24, 1999. Crabby Bob's net sales through July 11 were $283,801.

     Costs and Expenses. In general, costs of goods sold decreased as a percentage of sales during the first two quarters of 1999. This is due to operational improvements and purchasing efficiencies, and a reduction in coupons and promotions, which decreased from $217,078 to $84,815, or 60.9%. Although these types of promotions tend to increase the number of customers that visit the restaurant and thereby increase sales, the operating expenses on these sales are higher than on ordinary sales because the sales have been discounted below the menu price. This decrease in costs as a percentage of sales is most evident in food, beverage and paper costs.

     Food, beverage and paper costs were $1,777,700, or 32.8% of sales, for the first two quarters of 1999 versus $2,255,479, or 35.3% of sales, for the same period in 1998. Operational improvements and reduced coupon and discount promotions caused a 3.0% decrease in food costs as a percentage of sales at comparable stores. This was offset somewhat by opening promotions at our new Crabby Bob's restaruant.

     Payroll and benefit expense was $1,978,982, or 36.5% of sales, for the first two quarters of 1999 compared to $2,273,890, or 35.6% of sales, for the same period in 1998. Labor costs rose 0.9% due to increased competition for labor and higher costs associated with the opening of our new Crabby Bob's restaurant.

     Other operating expenses increased as a percentage of sales to 26.2% ($1,421,342) for the first two quarters of 1999 from 22.3% ($1,424,063) for the same period in 1998. Advertising expenditures decreased by 1.4% of sales. Repairs and maintenance expenses increased, while service contracts decreased due to negotiation of a more favorable pest control contract, for a net increase of .3% of sales. Utilities increased by 0.4% of sales, primarily because of the decrease in sales. Restaurant administration expense increased by 0.7% of sales, partially due to an increase in credit card processing fees. Rent expense increased by 2.7 % of sales, primarily due to the sale and leaseback of one restaurant in late June of 1998. Pre-opening expenses increased 1.2% of sales in the first half of 1999, due to the development of our Crabby Bob's restaurant. Development of this restaurant involved the conversion of a nearly-completed Tanner's restaurant into a Crabby Bob's restaurant, resulting in a longer construction period than usual. We also had higher costs at this store due to the travel expenses and payroll costs of training personnel from Crabby Bob's.

     Total occupancy costs, consisting of depreciation, rent and restaurant interest expense, increased to 11.0% of sales in the first two quarters of 1999 from 8.2% of sales in the first two quarters of 1998. Again, this is primarily due to the sale and leaseback of one restaurant. We expect occupancy costs to decrease as a percentage of sales as we open more "end-cap" restaurants located at the end of strip shopping centers, as opposed to freestanding buildings.

     Depreciation and amortization expense in the first two quarters of 1999 increased by 1.2% of sales over the first two quarters of 1998, due to fixed asset additions at two new stores opened since May of 1998.

     Loss on restaurant closings of $300,000 for the first half of 1999 relates to charges recognized in connection with the closure of two of our under-performing units. Included in this item are charges for the write-down of property and equipment to their net realizable values and real estate disposition costs.

     General and administrative expenses increased to $745,735 in the first two quarters of 1999 from $691,474 in the first two quarters of 1998. This is due to the write-off of costs associated with abandonment of a potential site, the disposal of old warehoused equipment, and the increased cost of corporate office personnel to support additional growth.

     Other Income (Expense). Interest expense decreased to $206,209 in the first two quarters of 1999 from $398,889 in the first two quarters of 1998. This is primarily attributable to the cancellation of the debenture to the former president of Tanner's. Our effective interest rate increased to 12.3% for the first half of 1999.

     Net Loss. We incurred a net loss of $1,374,264 for the first two quarters of 1999 compared to $1,037,182 for the same period in 1998. This increase was primarily attributable to the $300,000 charge for store closings, and the additional expenses associated with the opening of Crabby Bob's restaurant. We expect to incur losses in future periods until we expand our base of restaurants to offset current general and administrative expenses and costs of expansion.

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

Liquidity and Capital Resources
-------------------------------

     Our cash and cash equivalents decreased $168,507 during the first two quarters of 1999. The principal source of funds consisted of $2,500,000 received from outside investors. The primary uses of funds consisted of

     (a) cash used in operations of $2,003,272, including the payment and resolution of current accounts payable and accrued liabilities of $1,299,055,

     (b) the purchase of additional fixed assets for one new restaurant and the remodeling of another for $487,796, and

     (c) payment of debt of $177,439.

     We have incurred operating losses since inception, and as of July 11, 1999, we had an accumulated deficit of $7,764,269 and a working capital deficit of $3,054,726. We are not currently generating sufficient revenues from operations to meet our cash requirements. Because substantially all sales in our restaurants are for cash, and operating costs are generally due in 15 to 45 days, we are able to operate with negative working capital. We have obtained extended payment schedules with several of our larger vendors allowing for longer payment terms. Additionally, some of our vendors have agreed to extend payment terms for obligations we previously incurred.

     In addition to our other liabilities, we currently owe a total of approximately $650,000 to two lenders, one of which is SECA VII, LLC, a significant shareholder, for interim financing loaned in early 1998. One of our directors, James R. Walker, is an equity owner of SECA. The $350,000 SECA loan matured on July 31, 1999, thereby placing us in technical default of the SECA loan. The other unsecured loan, with an outstanding balance of approximately $300,000, matures on our receipt of the final $1,500,000 of the financing commitment. FINOVA Mezzanine Capital, Inc., our senior secured lender, has advised us that any payment of the principal amount on these two loans will be a default under our outstanding $2,000,000 loan from FINOVA, unless we repay the FINOVA loan in full at the same time. The final $1,500,000 that we are scheduled to receive under the financing commitment will be insufficient to repay the FINOVA loan, repay the short-term loans, and provide necessary working capital. We presently have no arrangement to repay these loans. Therefore, we may default on the other loan as well, unless we can make other arrangements. We are working to resolve this situation. If we cannot work out an acceptable arrangement to extend the terms of these loans, we may be forced to sell some or all of our assets, to relinquish control of the company, or to renegotiate terms of our outstanding obligations on terms less favorable to us. Any event of that nature is likely to have a material adverse effect on us.

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The total amount of dividends in arrears on our Series A preferred stock as of June 30, 1999 was $716,813. Additionally, the total amount of dividends accumulated but not paid on our Series D preferred stock and Series E preferred stock as of July 11, 1999 was $532,387. Dividends on our Series D and Series E preferred stock are payable only on conversion of these shares into common stock.

     We opened one new company-owned restaurant in May 1999. One of our franchised restaurants closed in February 1999 due to franchisee financing arrangements and location issues. We closed two under-performing company-owned restaurants in March 1999, resulting in a charge to earnings of $300,000. We also sold one store to a franchisee. In the remainder of 1999, we plan to open new company-owned restaurants and a franchised restaurant. Our capital requirements to meet this development plan could be as much as $1.2 million.

     On May 11, 1999, we entered into an agreement to acquire certain assets of Crabby Bob's. Crabby Bob's is a restaurant chain consisting of two restaurants located in Southern California that offer fresh seafood, crabs, oysters and a full service bar. We will pay $600,000 in cash and assume certain liabilities related to the Crabby Bob's business as consideration for the acquisition of these restaurants and other assets related to their operation.

     Although we do not currently have the capital resources to meet our development plan, outside investors invested $2,500,000 of their $6,000,000 financing commitment in the first half of 1999, after having invested $2,000,000 of the $6,000,000 commitment during 1998. These investors have committed to invest the remaining $1,500,000 of the commitment on or before the date on which the shares of common stock into which the Series D preferred shares are convertible are registered with the SEC, which we expect to occur shortly. We plan to meet our capital requirements for new restaurant development, the acquisition of Crabby Bob's, and working capital through the remainder of this funding. We may also raise additional funds by borrowing.

     Additionally, we sold our property on Tezel Road in San Antonio, Texas on July 30, 1999. The sale generated approximately $382,000 in net proceeds. Under the terms of a severance agreement that we entered into with William J. Gallagher, our former chief executive officer and a former director, we were obligated to apply the proceeds of the sale of the Tezel property to satisfy any remaining obligations to Mr. Gallagher. We paid Mr. Gallagher $65,000 out of these net proceeds, in full satisfaction of our outstanding obligations to him.

Forward-Looking Statements
--------------------------

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

     Our forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those anticipated in the forward-looking statements, as a result of:

     -    an inability to meet our obligations as they become due;
     -    increased competition in the casual dining market;
     -    difficulty attracting and keeping good managers and franchisees;
     -    increased labor, food and other costs;
     -    changes in economic conditions;
     - the possibility that we do not close the Crabby Bob's acquisition as we anticipate; and
     - the possibility that we will not receive the final $1,500,000 of our $6,000,000 financing commitment.

     In addition, the market price of the common stock may from time to time fluctuate widely because of, among other things:

     -    our operating results;
     -    the operating results of other similarly-situated companies;
     -    and changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" sections of the registration statements we file with the SEC under the Securities Act.

Year 2000 Computer Issues
-------------------------

     The "Year 2000 problem" is a general term used to identify those computer problems or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications that are programmed in this manner, may, for example, recognize the year 2000 as the year 1900; thus causing potential system failures or miscalculations that could result in disruptions of normal business operations. We have evaluated our state of readiness, the costs involved to become compliant, the risks involved, and our contingency plans. Our primary uses of software systems are our corporate accounting and restaurant management software.

     We have completed an initial assessment of our core computer information systems and are now undertaking the necessary steps to make our systems Year 2000 compliant. We believe that the cost to upgrade our software will not be material. We are currently evaluating and assessing those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems. These typically include embedded technology such as microcontrollers that may be harder to test, and may require repairs or complete replacement. We expect to complete this assessment during the third quarter of 1999.

     We are in the process of contacting all significant vendors and our independent payroll vendor to verify that those vendors are also addressing the problem. We have developed contingency plans where necessary. Some Year 2000 issues that may adversely affect our operations are beyond our control. We cannot now estimate the potential adverse effect that may result from the failure of any of our vendors to become Year 2000 compliant. We continue to believe that there will be no direct material effect on our operating performance or results of operations.

PART II-OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings
-------------------------

     We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The plaintiffs are seeking damages of $150,000 for breach of a commercial lease. This case is set for trial in December 1999.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317). The plaintiff is seeking to recover damages of $38,691 for Harvest's failure to make payments under two equipment leases. The plaintiff has filed a first amended motion for summary judgment, which has not yet been set for hearing. Settlement negotiations are ongoing. Because the plaintiff has not sold the property, damages are unliquidated.

     On August 20, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Toufic Khalifa in Bexar County District Court (Case No. 98-CI-12200). The plaintiff is seeking damages in the amount of at least $240,000 for breach of a commercial lease. The case is now in the discovery phase.

     Before the merger, Harvest settled a number of lawsuits and claims, and since the merger, we have settled additional lawsuits and claims. Some of these settlements are documented by executed settlement agreements and releases while others are not.

     We are also involved in other claims arising in the normal course of business. In our opinion, although the outcomes of any such claims are uncertain, taken together they are not likely to have a material adverse effect on us.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     We have issued the following unregistered securities in reliance on one or more of the exemptions from registration provided by Sections 3(a)(9), 3(a)(11), 4(2) and 4(6) of the Securities Act, Regulation D and Rule 701, as promulgated by the SEC under the Securities Act. Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions. We believe that all recipients of these securities had adequate information about us, either through their relationships with us, or through information that we provided to them.

     During May and June 1999 we issued 500 shares of our Series D preferred stock to certain Series D investors who invested an aggregate of $500,000 in us during that time period. Each share of Series D preferred stock is convertible into that number of shares of common stock determined by the following formula:
1,000 divided by 80% of the Market Value of the common stock, where "Market Value" is defined as being the five day average closing bid price of the common stock for the five days prior to the date when the notice of conversion is delivered to us.

     As part of the financing commitment, we have agreed to issue warrants to acquire 100,000 shares of common stock to the Series D investors for each $1,000,000 of Series D preferred stock issued. Because the outside investors invested $500,000 during May and June, we will issue to them warrants to acquire 50,000 shares of common stock. The exercise price of the warrants, which are exercisable for five years, is $2.00 per share. Upon completion of the financing commitment, we will have issued an aggregate of $9,198,000 of Series D preferred stock and, accordingly, will have issued warrants to acquire an aggregate of 919,800 shares of common stock.

     In May we issued warrants to acquire 150,000 shares of common stock to an outside public relations firm. The warrants will be exercisable at the following prices: 50,000 will be exercisable at $0.31 per share; 50,000 will be exercisable at $0.81 per share; and the remaining 50,000 will be exercisable at $1.31 per share. The warrants expire May 21, 2004, have full piggyback registration rights (with customary underwriter "knock-out" provisions) and provide for net issue exercise. The warrants vest on the following schedule:
50,000 vested on May 21, 1999, 25,000 vested on August 4, 1999, 25,000 will vest on November 12, 1999, 25,000 will vest on February 15, 2000, and 25,000 will vest on May 15, 2000. The warrants are being issued as partial consideration for the services that the public relations firm has agreed to provide to us. If our agreement with this firm is terminated after the first three months, any warrants that have not yet vested will be voided.


Item 3. Defaults Upon Senior Securities
---------------------------------------

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The amount of dividends that accrued on the Series A preferred stock during the first two quarters of 1999 was $276,872. As of June 30, 1999, the aggregate amount of the dividends in arrears was $716,813.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibit No.    Title
     ---------------    -----

           10.1 Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition, Inc. and, for purposes of
                        Section 5.2 of the Purchase and Sale Agreement, Tanner's Restaurant Group, Inc., and Pacific Ocean Restaurants, Inc. and Crabby Bob's Seafood, Inc. (1)

            27.1        Financial Data Schedule as of July 11, 1999.

            -------------------------

            (1) Incorporated  by reference to Exhibit 10.15 to our  Registration
                Statement on Form SB-2, Amendment No. 1, file No. 333-78111, filed on July 26, 1999.


     (b) Reports on Form 8-K.
     ------------------------

     On May 26, 1999 we filed a report on Form 8-K to report our execution of a Purchase and Sale Agreement, dated May 11, 1999, regarding the purchase, through our wholly-owned subsidiary, CB Acquisition, Inc., of certain of the assets of two restaurants owned by Crabby Bob's Seafood, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TANNER'S RESTAURANT GROUP, INC.


Date: August 25, 1999                       By: /s/ Clyde E. Culp, III
                                            ---------------------------
                                            Name:  Clyde E. Culp, III
                                            Title: Chairman of the Board of
                                                   Directors and Chief Executive
                                                   Officer


Date: August 25, 1999                       By: /s/ Timothy R. Robinson
                                            ---------------------------
                                            Name:  Timothy R. Robinson
                                            Title: Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibit No.    Title
     -----------    -----

       10.1 Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition, Inc. and, for purposes of Section
                    5.2 of the Purchase and Sale Agreement, Tanner's Restaurant Group, Inc., and Pacific Ocean Restaurants, Inc. and Crabby Bob's Seafood, Inc. (1)

       27.1         Financial Data Schedule as of July 11, 1999.

       -----------------------

       (1) Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form SB-2, Amendment No. 1, file No. 333-78111, filed on July 26, 1999.