Form 10QSB
period 1999-10-03
TANNERS RESTAURANT GROUP INC
filed 1999-11-17
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period ended October 3, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,334,489 shares as of November 12, 1999.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements ..........................................    3
  Item 2.  Management's Discussion and Analysis or Plan of Operation .....    9

PART II .  OTHER INFORMATION

  Item 1.  Legal Proceedings .............................................   16
  Item 2.  Changes in Securities and Use of Proceeds .....................   16
  Item 3.  Defaults Upon Senior Securities ...............................   17
  Item 5.  Other Events ..................................................   17
  Item 6.  Exhibits and Reports on Form 8-K ..............................   18

SIGNATURES ...............................................................   19

EXHIBIT INDEX ............................................................   20


                                        PART I
                                 FINANCIAL INFORMATION

Item 1. Financial Statements

Tanner's Restaurant Group, Inc.
Consolidated Balance Sheets

                                                             October 3,    December 27,
                                                                1999           1998
                                                            (Unaudited)
                                                            -----------    -----------
Assets
Current assets:
    Cash                                                    $   656,012    $   222,163
    Accounts receivable                                          62,272        130,086
    Notes receivable                                            127,399
    Inventory                                                   109,897        113,734
    Prepaid expenses                                             16,710         21,989
                                                            -----------    -----------
               Total current assets                             972,290        487,972



Property and equipment, net                                   1,847,624      2,092,698
Intangible assets, net                                        2,872,869      3,119,870
Goodwill, net                                                   958,836      1,002,303
Other assets                                                    126,631        161,252
                                                            -----------    -----------
               Total assets                                 $ 6,778,250    $ 6,864,095
                                                            ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                        $   656,649    $ 1,390,697
    Accrued expenses                                            890,494      2,254,666
    Current portion of long-term debt                           115,267        882,801
                                                            -----------    -----------
               Total current liabilities                      1,662,410      4,528,164

Long-term debt                                                2,875,054      2,306,884
                                                            -----------    -----------
               Total liabilities                              4,537,464      6,835,048
                                                            -----------    -----------



Commitments and contingencies

Stockholders' equity:
    Preferred stock                                           1,215,152      1,253,822
    Common stock: $.01 par value; authorized 200
        million shares: issued and outstanding 8,334,489
        in 1999 and 8,230,080 in 1998                            83,345         82,301
    Additional paid-in capital                                9,120,555      9,082,929
    Stock subscription receivable                                           (4,000,000)
    Accumulated deficit                                      (8,178,266)    (6,390,005)
                                                            -----------    -----------

               Total stockholders' equity                     2,240,786         29,047
                                                            -----------    -----------

               Total liabilities and stockholders' equity   $ 6,778,250    $ 6,864,095
                                                            ===========    ===========



 The accompanying notes are an integral part of these consolidated financial statements.


                                          3


Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations


                                                                     For the 12 Weeks Ended
                                                                   --------------------------
                                                                    October 3,    October 4,
                                                                       1999           1998
                                                                   (Unaudited)    (Unaudited)
                                                                   -----------    -----------
Revenue
     Restaurant sales revenue                                      $ 1,959,201    $ 2,542,021
     Catering revenue                                                  102,320        242,808
     Franchise and royalty revenue                                                     10,610
                                                                   -----------    -----------

                Total revenue                                        2,061,521      2,795,439
                                                                   -----------    -----------

Costs and expenses
Restaurant and catering operating expenses:
     Food, beverage and paper                                          723,367        977,753
     Payroll and benefits                                              759,815      1,011,130
     Depreciation and amortization                                     167,627        173,425
     Other operating expenses                                          515,250        711,749
                                                                   -----------    -----------

                Total restaurant and catering operating expenses     2,166,059      2,874,057
                                                                   -----------    -----------

                Loss from restaurant and catering operations          (104,538)       (78,618)

General and administrative expenses                                    240,560        464,947
                                                                   -----------    -----------

                Operating loss                                        (345,098)      (543,565)

Other income (expense):
     Other income                                                       18,732         47,320
     Interest expense                                                  (87,630)      (149,048)
                                                                   -----------    -----------

                Net loss                                           $  (413,996)   $  (645,293)
                                                                   ===========    ===========

Basic and diluted loss per share                                   $      (.10)   $      (.18)



   The accompanying notes are an integral part of these consolidated financial statements.

                                              4


Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations


                                                                     For the 40 Weeks Ended
                                                                   --------------------------
                                                                    October 3,     October 4,
                                                                       1999           1998
                                                                   (Unaudited)    (Unaudited)
                                                                   -----------    -----------
Revenue
     Restaurant sales revenue                                      $ 7,119,759    $ 8,540,496
     Catering revenue                                                  366,881        585,611
     Franchise and royalty revenue                                         955         61,355
                                                                   -----------    -----------

                Total revenue                                        7,487,595      9,187,462
                                                                   -----------    -----------

Costs and expenses
Restaurant and catering operating expenses:
     Food, beverage and paper                                        2,501,067      3,233,231
     Payroll and benefits                                            2,738,797      3,285,020
     Depreciation and amortization                                     541,954        535,259
     Other operating expenses                                        1,936,592      2,135,812
     Loss on restaurant closings                                       300,000
                                                                   -----------    -----------

                Total restaurant and catering operating expenses     8,018,410      9,189,322
                                                                   -----------    -----------

                Loss from restaurant and catering operations          (530,815)        (1,860)

General and administrative expenses                                    986,294      1,156,421
                                                                   -----------    -----------

                Operating loss                                      (1,517,109)    (1,158,281)

Other income (expense):
     Other income                                                       22,688         23,570
     Interest expense                                                 (293,839)      (547,937)
                                                                   -----------    -----------

                Net loss                                           $(1,788,260)   $(1,682,648)
                                                                   ===========    ===========

Basic and diluted loss per share                                   $      (.36)   $      (.49)



   The accompanying notes are an integral part of these consolidated financial statements.

                                             5


Tanner's Restaurant Group, Inc.
Consolidated Statements of Cash Flows


                                                             For the 40 Weeks Ended
                                                           --------------------------
                                                            October 3,     October 4,
                                                               1999           1998
                                                           (Unaudited)    (Unaudited)
                                                           -----------    -----------
Cash flows from operating activities:
    Net loss                                               $(1,788,260)   $(1,682,648)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                         541,954        518,250
         Loss on sale of property and equipment                 52,138         18,044
         Loss on restaurant closings                           300,000
         Changes in assets and liabilities:
            Accounts receivable                                 67,814         29,576
            Notes receivable                                       601
            Inventory                                            3,837          7,622
            Prepaid expenses                                     5,279         33,690
            Other assets                                        (3,649)        (9,180)
            Accounts payable                                  (734,048)        70,649
            Accrued expenses and other liabilities          (1,585,145)       840,105
                                                           -----------    -----------
               Net cash used in operating activities        (3,139,479)      (173,892)
                                                           -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of property and equipment               318,142        359,696
    Purchase of property and equipment                        (545,450)      (728,561)
                                                           -----------    -----------
               Net cash used in investing activities          (227,308)      (368,865)
                                                           -----------    -----------
Cash flows from financing activities:
    Cash overdraft                                                           (212,605)
    Repayments of debt                                        (199,364)      (137,330)
    Proceeds from issuance of long-term debt                                1,016,617
    Proceeds from sale of Series D preferred stock           4,000,000
                                                           -----------    -----------
               Net cash provided by financing activities     3,800,636        666,682
                                                           -----------    -----------
Net change in cash and cash equivalents                        433,849        123,925
Cash and cash equivalents, beginning of year                   222,163
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $   656,012    $   123,925
                                                           ===========    ===========

Non-cash investing and financing activities:
    Accretion of redeemable TRC preferred stock                           $   114,273
    Dividends on redeemable TRC preferred stock                               225,000
    Sale of equipment for a note                           $   128,000
Supplemental cash flow information:
    Interest paid                                          $   343,413    $   351,175



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

2.   Description of Business:

          Tanner's and its wholly owned subsidiaries operate eight casual dining restaurants and franchise two restaurants under the name "Rick Tanner's Original Grill." The restaurants specialize in fresh, convenient meals featuring rotisserie chicken entrees, barbecued ribs, chicken fingers, hamburgers, freshly prepared vegetables, salads, and other side dishes. At the end of fiscal year 1998, 11 company-owned restaurants were located in the Atlanta, Georgia metropolitan area. During the first quarter of 1999, we closed two under-performing restaurants, resulting in a charge to earnings of $300,000. During the second quarter, we sold the assets of one restaurant to a franchisee and during the third quarter, we sold the assets of our catering division to a franchisee. We also operate one casual dining seafood restaurant under the name "Crabby Bob's Seafood Grill," which we opened in May 1999 in suburban Atlanta. Additionally, we have entered into an agreement with Crabby Bob's Seafood, Inc. and its parent entities to acquire the assets of two more Crabby Bob's restaurants in California.

          We have prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, we have made all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation. The financial statements are subject to year-end adjustment. The consolidated results of operations for the 40 weeks ended October 3, 1999 may not be indicative of the results for the full fiscal year. For further information, refer to the audited financial statements we filed with the SEC in our Form 10-KSB for the year ended December 27, 1998.

          The accompanying unaudited consolidated financial statements assume that we will continue as a going concern. The significant net losses we have incurred, our negative working capital position, and our inability to generate significant positive cash flows from operations significantly strain our financial position.

          Outside investors invested the final $4,000,000 of a $6,000,000 financing commitment in the first three quarters of 1999, after having invested $2,000,000 during 1998. We expect that the $4,000,000 that we have received under the financing commitment during 1999, combined with our cost containment and cash flow management strategies, will enable us to continue operations.

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

          The following table represents the calculation of basic and diluted earnings per share:


                                                  For the 12 Weeks Ended        For the 40 Weeks Ended

                                                 October 3,     October 4,    October 3,      October 4,
                                                     1999          1998           1999           1998
                                                -----------    -----------    -----------    -----------

Net loss                                       $  (413,996)   $  (645,293)   $(1,788,260)   $(1,682,648)
Less: Dividends on Series A preferred stock       (138,436)                     (415,308)
      Dividends on Series D preferred stock       (132,929)                     (374,860)
      Dividends on Series E preferred stock       (137,069)                     (427,527)
      Dividends on TRC preferred stock                            (75,000)                     (225,000)
      Accretion on TRC preferred stock                            (38,091)                     (114,273)
                                               -----------    -----------    -----------    -----------

Net loss attributable to common shareholders   $  (822,430)   $  (758,384)   $(3,005,955)   $(2,021,921)

Weighted average common shares outstanding       8,334,489      4,123,219      8,325,491      4,123,219



Basic and diluted loss per share               $      (.10)   $      (.18)   $      (.36)   $      (.49)


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

     As a result of the merger, we now own and franchise ten "Rick Tanner's Original Grill" restaurants formerly owned and franchised by TRC. All ten Tanner's restaurants are located in Georgia - eight are company-owned and two are franchised. In May 1999, we opened a franchised seafood restaurant, also in Georgia, operating under the name "Crabby Bob's Seafood Grill." Additionally, in May 1999 we entered into an agreement with Crabby Bob's Seafood, Inc. and its parent entities to acquire the assets of two more Crabby Bob's restaurants. We have extended the closing date of this agreement to November 30, 1999. In June 1999, upon the expiration of one of our restaurant leases, we sold the assets of that restaurant to a franchisee with whom we established a franchise arrangement. In August, we sold our catering operation to another franchisee with whom we established a franchise arrangement.

     Our restaurants are designed to appeal to traditional casual dining customers by offering large portions of high quality foods at low prices. Our restaurants are competitively positioned between home meal replacement restaurants and full bar casual restaurants that have less portable foods. The menu at our Rick Tanner's Original Grill restaurants features over 40 different entrees and 11 different appetizers. All entrees are prepared using aged beef and fresh chicken and seafood, are cooked to order and are served with a choice of two out of 13 different freshly prepared vegetables. Since inception, over 20% of our sales at Rick Tanner's Original Grill restaurants have come from takeout/take-home service. Our Crabby Bob's restaurant offers fresh seafood, crabs, oysters and a full service bar.

     We plan to open new company-owned restaurants when possible, to increase sales at existing restaurants and to evaluate and possibly acquire complementary restaurant concepts. We intend to develop restaurants in Atlanta, to complete our penetration of the Atlanta market, and possibly in southern California, where, if our acquisition of Crabby Bob's is successful, we will operate two Crabby Bob's restaurants. We believe we will be able to use existing supervisory, marketing and distribution systems in both Atlanta and southern California to facilitate our development in these areas. Additionally, we may seek to acquire other restaurant concepts that would complement our existing business, allowing growth and improving profitability. We continue to evaluate our existing restaurant locations and may close certain unprofitable restaurants as we expand our business concept and focus on achieving profitability. We anticipate leasing most of our future locations.


Results of Operations for the 12-Week Period Ended October 3, 1999 Compared to the 12-Week Period Ended October 4, 1998

     Revenues. Total net revenues decreased $733,918, or 26.3%, during the quarter (12 weeks) ended October 3, 1999, compared to the corresponding period of 1998. Sales decreased by $778,790 as a result of the closing of two stores and the sale of one store, as well as the sale of our catering division. This decrease was partially offset by the addition of Crabby Bob's sales of $320,828. In addition, same store sales decreased by $234,016, or 16.3%.

     Costs and Expenses. In general, costs of goods sold remained constant as a percentage of sales during the quarter in 1999, compared to the corresponding period of 1998. Food, beverage and paper costs were $723,367, or 35.1% of sales, for the quarter in 1999 versus $977,753, or 35.0% of sales, for the same period in 1998. Operational improvements and reduced coupon and discount promotions caused a decrease in food costs of 1.3% as a percentage of sales at comparable stores. This was offset by promotions at our new Crabby Bob's restaurant.

     Payroll and benefit expense was $759,815, or 36.9% of sales, for the quarter in 1999 compared to $1,011,130, or 36.2% of sales, for the same period in 1998. Labor costs rose 0.7% due to increased competition for labor and higher costs associated with the opening of our new Crabby Bob's restaurant.

     Other operating expenses decreased as a percentage of sales to 25.0% ($515,250) for the quarter in 1999 from 25.4% ($711,749) for the same period in 1998. Advertising expenditures decreased by 1.8% of sales. Repairs and maintenance, and restaurant supplies increased while insurance and utilities expense decreased for a net decrease of 0.4%. Restaurant administration expense increased by 0.3% of sales, partially due to an increase in credit card processing fees. Rent expense increased by 1.5% of sales, primarily due to the decrease in sales.

     Depreciation and amortization expense in the quarter increased by 1.9% of sales, to 8.1% in 1999, from 6.2% in 1998, primarily due to the decrease in sales.

     General and administrative expenses decreased to $240,560 in the quarter in 1999 from $464,947 in the quarter in 1998, primarily due to reduced expenses in the corporate office.

     Other Income (Expense). Interest expense decreased to $87,630 in the quarter in 1999 from $149,048 in the quarter in 1998. This was primarily attributable to the cancellation of the debenture to the former president of Tanner's.

     Net Loss. We incurred a net loss of $413,996 for the quarter in 1999 compared to $645,293 for the same period in 1998. We expect to incur losses in future periods until we expand our base of restaurants to offset current general and administrative expenses and costs of expansion.

Results of Operations for the 40-Week Period Ended October 3, 1999 Compared to the 40-Week Period Ended October 4, 1998

     Revenues. Total net revenues decreased $1,699,867, or 18.5%, during the first three quarters (40 weeks) ended October 3, 1999, compared to the corresponding period of 1998. The leveling of sales at two restaurants that opened in the fourth quarter of 1997 resulted in a $520,927 decrease in sales. In addition, same store sales decreased by $610,329, or 12.5%. Sales also decreased as a result of the closing of two stores and the sale of one store, as well as the sale of our catering division. The opening of our Crabby Bob's restaurant on May 24, 1999 partially offset these decreases. Crabby Bob's net sales through October 3 were $604,629.

     Costs and Expenses. In general, costs of goods sold decreased as a percentage of sales during the first three quarters of 1999. This decrease resulted from operational improvements, increased purchasing efficiencies and a reduction in coupons and promotions, which decreased from $309,844 to $117,065, or 62.2%. Although these types of promotions tend to increase the number of customers that visit the restaurant and thereby increase sales, the operating expenses on these sales are higher than on ordinary sales because the sales have been discounted below the menu price. This decrease in costs as a percentage of sales is most evident in food, beverage and paper costs.

     Food, beverage and paper costs were $2,501,067, or 33.4% of sales, for the first three quarters of 1999 versus $3,233,231, or 35.2% of sales, for the same period in 1998. Operational improvements and reduced coupon and discount promotions caused a 3.2% decrease in food costs as a percentage of sales at comparable stores. This was offset somewhat by opening promotions at our new Crabby Bob's restaurant.

     Payroll and benefit expense was $2,738,797, or 36.6% of sales, for the first three quarters of 1999 compared to $3,285,020, or 35.8% of sales, for the same period in 1998. Labor costs rose 0.8% due to increased competition for labor and higher costs associated with the opening of our new Crabby Bob's restaurant.

     Other operating expenses increased as a percentage of sales to 25.9% ($1,936,592) for the first three quarters of 1999 from 23.3% ($2,135,812) for the same period in 1998. Advertising expenditures decreased by 1.5% of sales. Repairs and maintenance expenses increased while insurance expense decreased for a net increase of 0.2%. Restaurant administration expense increased by 0.6% of sales, partially due to an increase in credit card processing fees. Rent expense increased by 2.3% of sales primarily due to the sale and leaseback of one restaurant in late June of 1998. Pre-opening expenses increased 1% of sales in the first three quarters of 1999, due to the development of our Crabby Bob's restaurant. Because we converted a nearly completed Tanner's restaurant into a Crabby Bob's restaurant, construction took longer than usual. We also had higher costs at this store due to the travel expenses and payroll costs of training personnel from Crabby Bob's California operations.

     Depreciation and amortization expense in the first three quarters of 1999 increased by 1.4% of sales, to 7.2% in 1999, from 5.8% in 1998, primarily due to the decrease in sales.

     Loss on restaurant closings of $300,000 for the first three quarters of 1999 relates to charges recognized in connection with the closure of two of our under-performing units. Included in this item are charges for the write-down of property and equipment to their net realizable values and real estate disposition costs.

     General and administrative expenses decreased to $986,294 in the first three quarters of 1999 from $1,156,421 in the first three quarters of 1998, primarily due to reduced expenses in the corporate office.

     Other Income (Expense). Interest expense decreased to $293,839 in the first three quarters of 1999 from $547,937 in the first three quarters of 1998. This was primarily attributable to the cancellation of the debenture to the former president of Tanner's. Our effective interest rate was 12.3% for the first three quarters of 1999. In 1998 our effective interest rate was 11.3%.

     Net Loss. We incurred a net loss of $1,788,260 for the first three quarters of 1999 compared to $1,682,648 for the same period in 1998. This increase was primarily attributable to the $300,000 charge for store closings in 1999, offset by the improvement in general and administrative expenses from 1998. We expect to incur losses in future periods until we expand our base of restaurants to offset current general and administrative expenses and costs of expansion.

     Looking forward, we expect to see the following trends in operating costs. We expect that food, beverage and paper costs and payroll expenses will be higher than normal during the first two months of a restaurant's operations. Pre-opening expenses are expected to total approximately $100,000 for each new restaurant and are expensed as incurred in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities. The majority of pre-opening costs are incurred in the accounting period prior to opening and in the period that a restaurant opens. If we are able to increase our base of restaurants, the effects of the above-mentioned operating trends will decrease, and the new restaurants will have less of an impact on our consolidated results.

Liquidity and Capital Resources

     Our cash and cash equivalents increased $433,849 during the first three quarters of 1999. The principal source of funds consisted of $4,000,000 received from outside investors, and $318,142 generated by the sale of property and equipment. The primary uses of funds were:

          o cash used in operations of $3,139,479, including the payment and resolution of current accounts payable and accrued liabilities of $2,319,193;

          o the purchase of additional fixed assets for one new restaurant and the remodeling of another for $545,450; and

          o    payment of debt of $199,364.

     We have incurred operating losses since inception, and as of October 3, 1999, we had an accumulated deficit of $8,178,266 and a working capital deficit of $690,120. We are not currently generating sufficient revenues from operations to meet our cash requirements. Because substantially all sales in our restaurants are for cash, and operating costs are generally due in 15 to 45 days, we are able to operate with negative working capital. We have obtained extended payment schedules with several of our larger vendors allowing for longer payment terms. Additionally, some of our vendors have agreed to extend payment terms for obligations we previously incurred.

     In addition to our other liabilities, we currently owe a total of approximately $650,000 to two lenders, one of which is SECA VII, LLC, a significant shareholder, for interim financing loaned in early 1998. One of our directors, James R. Walker, is an equity owner of SECA. The $350,000 SECA loan matured on July 31, 1999, thereby placing us in technical default of the SECA loan. The other unsecured loan, with an outstanding balance of approximately $300,000, matured on September 9, 1999 upon our receipt of the final $1,500,000 of the financing commitment. FINOVA Mezzanine Capital Inc., our senior secured lender, has advised us that any payment of the principal amount on these two loans will be a default under our outstanding $2,000,000 loan from FINOVA, unless we repay the FINOVA loan in full at the same time. On November 2, 1999, we reached an agreement with the two interim lenders to extend the maturity dates on the $650,000 loans to January 31, 2001. As consideration for their willingness to extend the maturity dates, we have agreed to issue warrants to purchase 175,000 shares of our common stock to these interim lenders. The warrants are fully vested, are exercisable at $0.04 per share and will expire October 31, 2004.

     We have not paid dividends on our Series A preferred stock since June 1998. The total amount of dividends in arrears on our Series A preferred stock as of September 30, 1999 was $855,249. Additionally, the total amount of dividends accumulated but not paid on our Series D preferred stock and Series E preferred stock as of October 3, 1999 was $802,386. Dividends on our Series D and Series E preferred stock are payable only on conversion of those shares into common stock.

     We opened one new company-owned restaurant in May 1999. One of our franchised Tanner's restaurants closed in February 1999 due to franchisee financing arrangements and location issues. Our franchisee in Macon, Georgia is currently in the process of converting its Tanner's restaurant to a Crabby Bob's franchise. We closed two under-performing company owned restaurants in March 1999, resulting in a charge to earnings of $300,000. In June, at the expiration of the original lease term, we sold the assets of another Tanner's restaurant to a franchisee. In the current quarter, we sold the assets of our catering operation and franchised that operation as well.

     On May 11, 1999, we entered into an agreement to acquire certain assets of Crabby Bob's. Crabby Bob's is a restaurant chain consisting of two restaurants located in Southern California that offer fresh seafood, crabs, oysters and a full service bar. We have extended the closing date of this transaction until November 30, 1999. There is some risk that this acquisition may not occur, based on the value of our common stock, which has recently traded as low as $0.03 per share on the OTC Bulletin Board. We are working with our major convertible preferred shareholder to determine how to recapitalize the company so that we can proceed with this acquisition.

     Although we do not currently have the capital resources to meet our development plan, outside investors invested the final $4,000,000 of their $6,000,000 financing commitment in the first three quarters of 1999, after having invested $2,000,000 during 1998. We plan to use the proceeds of this investment to meet our capital requirements for new restaurant development, to fund part of the acquisition of Crabby Bob's and to provide working capital. We may also attempt to raise additional funds by borrowing.

     Additionally, we sold our property on Tezel Road in San Antonio, Texas on July 30, 1999. The sale generated approximately $318,000 in net proceeds. Under the terms of a severance agreement that we entered into with William J. Gallagher, our former chief executive officer and a former director, we were obligated to apply part of the proceeds of the sale of the Tezel property to satisfy our remaining $65,000 obligation to Mr. Gallagher.

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

     We have completed an initial assessment of our core computer information systems and are now undertaking the necessary steps to make our systems Year 2000 compliant. We believe that the cost to upgrade our software will not be material. We are currently evaluating and assessing those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems. These typically include embedded technology such as microcontrollers that may be harder to test, and may require repairs or complete replacement. We expect to complete this assessment during the fourth quarter of 1999.

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

     On August 20, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Toufic Khalifa in Bexar County District Court (Case No. 98-CI-12200). The plaintiff is seeking damages in the amount of at least $240,000 for breach of a commercial lease. The case is now in the discovery phase, and is set for trial on March 20, 2000.

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

     During September 1999 we issued 1,500 shares of our Series D preferred stock to certain Series D investors who contemporaneously invested an aggregate of $1,500,000 in us during that time period. Each share of Series D preferred stock is convertible into that number of shares of common stock determined by the following formula: 1,000 divided by 80% of the Market Value of the common stock, where "Market Value" is generally defined as being the five day average closing bid price of the common stock for the five days prior to the date when the notice of conversion is delivered to us.

     As part of the financing commitment, we have agreed to issue warrants to acquire 100,000 shares of common stock to the Series D investors for each $1,000,000 of Series D preferred stock issued. Because the outside investors invested $1,500,000 during September, we will issue to them warrants to acquire 150,000 shares of common stock. The exercise price of the warrants, which are exercisable for five years, is $2.00 per share. We have now completed the financing commitment and have issued an aggregate of $9,198,000 of Series D preferred stock and, accordingly, have issued warrants to acquire an aggregate of 919,800 shares of common stock.

Item 3. Defaults Upon Senior Securities

     We have not paid dividends on our Series A preferred stock since June 1998. The amount of dividends that accrued on the Series A preferred stock during the first three quarters of 1999 was $415,308. As of September 30, 1999, the aggregate amount of the dividends in arrears was $855,249.

Item 5. Other Events

     On September 9, 1999, the Securities and Exchange Commission declared effective our registration statement on Form SB-2, as amended. As we have discussed in our previous filings, including the registration statement, this registration statement registered the resale by certain of our shareholders of the shares of common stock issuable to those shareholders upon conversion of our Series D preferred stock and exercise of certain of our outstanding warrants. At the same time as the Commission declared our registration statement effective, we received the final $1,500,000 of our $6,000,000 financing commitment from the Series D investors.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.    Title
- -----------    -----

    4.1 Second Amendment, dated November 2, 1999, to 11% Subordinated Debenture Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio.

    4.2 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio.

    4.3 Second Amendment, dated November 2, 1999, to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC.

    4.4 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC.

    27.1       Financial Data Schedule as of October 3, 1999.




(b) Reports on Form 8-K.

     On September 23, 1999 we filed a report on Form 8-K to report our receipt of the final $1,500,000 installment of a $6,000,000 financing commitment and our issuance of 1,500 shares of our Series D preferred stock and warrants to purchase 150,000 shares of our common stock in connection with that final installment.

     On October 27, 1999 we filed a report on Form 8-K to file with the Securities and Exchange Commission our October 27, 1999 letter to shareholders.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TANNER'S RESTAURANT GROUP, INC.


Date: November 17, 1999                        By: /s/ Clyde E. Culp, III
                                               --------------------------
                                               Name:  Clyde E. Culp, III
                                               Title: Chairman of the Board of
                                                      Directors


Date: November 17, 1999                        By: /s/ Timothy R. Robinson
                                               ---------------------------
                                               Name:  Timothy R. Robinson
                                               Title: Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.    Title
- -----------    -----

   4.1 Second Amendment, dated November 2, 1999, to 11% Subordinated Debenture Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio.

   4.2 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio.

   4.3 Second Amendment, dated November 2, 1999, to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC.

   4.4 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC.

   27.1        Financial Data Schedule as of October 3, 1999.