Form 10KSB
period 1999-12-26
TANNERS RESTAURANT GROUP INC
filed 2000-04-11
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934. For the fiscal year ended December 26, 1999

                                       OR

   [ ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934. For the transition period from ________ to ________.


                         Commission File Number 33-95796

                         TANNER'S RESTAURANT GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

             Texas                                        76-0406417
             -----                                        ----------
  (State or other jurisdiction                (IRS Employer Identification  No.)
of incorporation or organization)

    5500 Oakbrook Parkway, Suite 260
            Norcross, Georgia                                30093
            -----------------                                -----
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (770) 248-2298

Securities registered pursuant to          Name of exchange on which registered:
    Section 12(b) of the Act:
             None                                         None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                    Series A Preferred Stock, $1.00 par value
                    -----------------------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $9,219,555.

     As of March 31, 2000, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was $788,521.10, based upon a closing sales price of $.10 per share of common stock on the OTC Bulletin Board.

     As of March 31, 2000, 11,625,560 shares of the Registrant's common stock were outstanding.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Portions of this Annual Report on Form 10-KSB contain "forward-looking" statements which can be identified by the use of forward-looking terms such as "expect," "estimate," "anticipate," "intend" and "believe" or by discussions of strategy, future operating results or events. These forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, among others, those described in "Item 6, Management's Discussion and Analysis or Plan or Operation."

Overview

Recent Developments

     As of December 26, 1999, Tanner's Restaurant Group, Inc., through its subsidiaries, owned seven restaurants and franchised one restaurant operating under the name "Rick Tanner's Original Grill." We also owned one restaurant operating under the name "Crabby Bob's Seafood Grill." In January 2000, the Company's wholly-owned subsidiary, Hartan, Inc., and six of Hartan's subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code. Hartan and these six subsidiaries owned substantially all of the assets used in the operation of our restaurants. On February 10, 2000, the Bankruptcy Court approved the sale of substantially all of the assets of Hartan and its subsidiaries to Restaurant Teams International, Inc. ("RTI"). All proceeds from the sale were paid to the creditors of Hartan and its subsidiaries. As a result of the sale, we no longer own, operate or franchise any restaurants, and we no longer have any operating assets.

History

     We were incorporated in June 1993 under the name "Clucker's Tex-Mex Venture, Inc." Initially, Clucker's operated as an area developer for Cluckers Wood Roasted Chicken, Inc., the developer and franchiser of the "Cluckers" restaurant concept. By 1996, Cluckers had decided to focus its operations on the development, operation and franchising of its own line of restaurants, Harvest Rotisserie restaurants. In October 1997, Clucker's changed its name to Harvest Restaurant Group, Inc. In 1997, Harvest attempted to grow this concept by implementing an area development program in Florida, Indiana and North Carolina. By the first quarter of 1998, however, all restaurants franchised under this area development program had been closed, and by July 1998 all four company-owned restaurants were closed. The last remaining franchised restaurant was closed in August 1998, leaving Harvest with no ongoing business operations. By this time, Harvest had decided to pursue a merger with TRC Acquisition Corporation ("TRC") and focus its resources on the development of TRC's "Rick Tanner's Original Grill" restaurants.

     On January 14, 1999, TRC merged into a wholly owned subsidiary of Harvest in a forward triangular merger. In this merger, shares representing approximately 50.1% of the outstanding shares of common stock were issued to the former shareholders of privately held TRC. Harvest also issued 744,500 shares of Series E preferred stock in the merger. As part of the merger, the board of directors was changed to consist of a majority of the former TRC directors, and the former management team of TRC became the active management team of the combined business. As a result of the merger, we owned and franchised the "Rick Tanner's Original Grill" restaurants that were formerly owned and franchised by TRC. On March 15, 1999, we changed our name to Tanner's Restaurant Group, Inc. Unless otherwise indicated herein, the terms "we," "us," or "our" refer to the company after the date of the merger, and the term "Harvest" refers to the company before the merger.

     A significant factor in both the structure and completion of the merger was a commitment by outside investors to invest $6,000,000 in the new combined company. The investors invested $2,000,000 under this financing commitment in July 1998, in exchange for shares of Harvest's preferred stock (which were converted into 2,600 shares of our Series D convertible preferred stock). In 1999, the investors invested the remaining $4,000,000 in exchange for 4,600 shares of our Series D convertible preferred stock.

     In addition to the 7,200 shares issued in connection with the $6,000,000 financing commitment, we issued 1,998 shares of Series D convertible preferred stock to holders of Harvest's Series B convertible preferred stock at the time of the merger. This Series B stock had been purchased by several of the outside investors for $1,332,000 in December 1997. In total, we have issued an aggregate of 9,198 shares of Series D preferred stock to these outside investors. In addition to the share issuances outlined above, we issued warrants to purchase 919,800 shares of common stock at a price of $2.00 per share to the outside investors. Pursuant to our agreement with the outside investors, we filed with the SEC, in September 1999, a registration statement on Form SB-2 to register, among other things, the shares of common stock into which shares of our Series D preferred stock are convertible.

     During 1999, we entered into a letter of intent to acquire the assets used in the operation of two Crabby Bob's restaurants owned and operated by Crabby Bob's Seafood, Inc. In anticipation of our acquisition of these restaurants, we opened a Crabby Bob's restaurant in Atlanta in May 1999 under a license agreement with Crabby Bob's. In addition, our franchisee in Macon terminated its relationship with us and converted its Tanner's restaurant into a Crabby Bob's restaurant. By November 1999, though, we had determined that we would not be able to complete the Crabby Bob's transaction and we terminated our letter of intent with Crabby Bob's. In January, after we terminated the letter of intent, we converted our Crabby Bob's restaurant into a Tanner's restaurant.

     During 1999, we closed three restaurants, and one of our franchisees also closed its restaurant. We also sold one of our company-owned restaurants and our catering operations to franchisees.

     On January 28, 2000, Hartan, our wholly owned subsidiary, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division. Six of Hartan's wholly owned subsidiaries also filed voluntary petitions under Chapter 11 in the same jurisdiction. Hartan and these six subsidiaries owned substantially all of our assets. The six subsidiaries are Tanner's-Lawrenceville, Inc., Tanner's Oaks, Inc., Tanner's Mill, Inc., Tanner's-Tucker, Inc., Tanner's/Vinings, Inc., and Central Administration, Inc.

     On February 9, 2000, the Bankruptcy Court approved a Sale of Assets Outside the Ordinary Course of Business Free and Clear of All Liens pursuant to Section 363(b) of the Bankruptcy Code by Hartan and its subsidiaries. Pursuant thereto, on February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in the operation of the Rick Tanner's Original Grill restaurants to RTI for cash consideration of approximately $275,000. All proceeds of the sale were paid to creditors of Hartan and its subsidiaries. In addition, RTI forgave Hartan's repayment of $50,000 of debtor-in-possession financing that RTI had extended in connection with the bankruptcy, forgave any management fees owed to RTI by Hartan and its subsidiaries, and assumed certain liabilities pertaining to certain leases of Hartan and its subsidiaries. In addition, RTI agreed to indemnify Robert J. Hoffman, who is the acting Chief Executive Officer of the Company, and certain other former and current officers and employees of the Company and its subsidiaries against any claims relating to the failure of the company and its subsidiaries to pay certain taxes, with the maximum aggregate amount of such indemnification to be $125,000. For a discussion of the financial developments leading to the restaurant closings during 1999 and the bankruptcy filings described above, see "Item 6, Management's Discussion and Analysis or Plan of Operations."

     Our executive offices are located at 5500 Oakbrook Parkway, Suite 260, Norcross, Georgia 30093, and our telephone number is (770) 248-2298.

Intellectual Property

     We sold any and all intellectual property rights that we owned regarding the "Rick Tanner's Original Grill" name and any related names to RTI in February 2000. Although we no longer own, franchise or operate any restaurants operating under the Harvest name, the rights to the "Harvest Rotisserie" name, trademark and service mark remain registered in our name with the U.S. Patent and Trademark Office.

Insurance

     We carry general liability, product liability and commercial insurance of up to $2,000,000, together with an umbrella liability coverage of an additional $10,000,000 and worker's compensation insurance, all of which we believe is adequate for a business of our size and type. We cannot give any assurance that our insurance coverage will remain adequate or that insurance will continue to be available to us at reasonable rates.

Employees

     As of March 31, 2000, we had no employees. We currently have one executive officer and one director.


ITEM 2.   DESCRIPTION OF PROPERTY

Property

     We lease approximately 4,000 square feet of space for our executive offices in Norcross, Georgia for $2,919 per month. Prior to the bankruptcy filing and the subsequent sale of the restaurants, we leased 14 properties that ranged in size from approximately 3,000 to 5,326 square feet and ranged in rent from $2,919 to $11,917 per month, as described below. As noted below, many of the leases are subject to the ongoing bankruptcy proceedings. Included in the properties listed below are several leases for properties that we no longer use, as so indicated.

     Although there were no ongoing Harvest Rotisserie restaurant operations when Harvest merged with TRC in January 1999, Harvest had previously guaranteed all of the real estate leases on all Harvest Rotisserie franchised restaurants.

We accrued a real estate disposition liability of $145,000 at December 26, 1999, which we believe will be sufficient to settle all obligations related to the closing of the company-owned and franchised Harvest Rotisserie restaurants, and the abandonment of the Harvest Rotisserie restaurant sites under development.

                                Form of             Lease                Monthly
Location                        Ownership           Expiration           Rent
--------                        ---------           ----------           ----

Executive Offices:
------------------

5500 Oakbrook Parkway           Building Lease      March 31, 2004        $2,919
Suite 260
Norcross, Georgia 30093 (2)


Operating Restaurants and
Catering Facility:
------------------

3220 Cobb Parkway               Building Lease      June, 2003            $5,944
Atlanta, GA 30339 (2)

4920 Roswell Road               Building Lease      June, 2004            $5,922
Atlanta, GA 30342 (2)

1371 Clairmont Road             Building Lease      June, 2001            $5,528
Decatur, GA 30033 (2)

650 Gwinnett Drive              Building Lease      April, 2002           $3,755
Suite 203
Lawrenceville, GA 30245 (2)

4450 Hugh Howell Road           Building Lease      April, 2002           $4,426
Tucker, GA 30084 (2)

94 Pavillion Parkway            Building Lease      June, 2013           $11,917
Fayetteville, GA 30214 (2)

525 Peachtree Industrial Blvd.  Building Lease      September, 2002       $6,364
Suwanee, GA 30174 (2)

6470 Spalding Drive, Suite P    Building Lease      September, 2002       $4,533
Norcross, Georgia  30092 (3)

1065 Buckhead Crossing          Building Lease      April, 2009           $8,121
Woodstock, GA 30156 (2)

                                Form of             Lease                Monthly
Location                        Ownership           Expiration           Rent
--------                        ---------           ----------           ----

Closed Restaurants and Abandoned Properties:


350 Northridge Road             Building Lease      July, 2000            $4,690
Atlanta, GA 30338 (4)

1453 Riverstone Parkway         Building Lease      February, 2008        $6,879
Suite 100
Canton, GA 30114 (1) (2)

South Braeswood Road            Building Lease      January, 2004         $3,000
Houston, TX (5)

11730 West Avenue               Building Lease      May, 2002             $4,500
San Antonio, TX (5)

------------------------------

(1) We currently sublease this property for approximately the same amount per month as we owe on the lease.

(2) This lease is subject to the ongoing bankruptcy proceedings.

(3) We have assigned this lease to a franchisee.

(4) We are in default under this lease.

(5) This lease is currently the subject of litigation. See "Legal Proceedings," below.


ITEM 3.   LEGAL PROCEEDINGS

     On January 28, 2000, Hartan, our wholly owned subsidiary, and six of Hartan's subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case Numbers 00-61323 through 00-61329. The six subsidiaries are Tanner's-Lawrenceville, Inc., Tanner's Oaks, Inc., Tanner's Mill, Inc., Tanner's-Tucker, Inc., Tanner's/Vinings, Inc. and Central Administration, Inc. Hartan and these six subsidiaries owned substantially all of our assets.

     On February 9, 2000, the Bankruptcy Court approved a Sale of Assets Outside the Ordinary Course of Business Free and Clear of All Liens pursuant to Section 363(b) of the Bankruptcy Code by Hartan and its subsidiaries. Pursuant thereto, on February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in the operation of the Rick Tanner's Original Grill restaurants to Restaurant Teams International, Inc. for cash consideration of approximately $275,000. All proceeds of the sale were paid to creditors of Hartan and its subsidiaries. In addition, RTI forgave Hartan's repayment of $50,000 of debtor-in-possession financing that RTI had extended in connection with the bankruptcy, forgave any management fees owed to RTI by Hartan and its subsidiaries, and assumed certain liabilities pertaining to certain leases of Hartan and its subsidiaries. In addition, RTI agreed to indemnify Robert J. Hoffman, who is the acting Chief Executive Officer of the Company, and certain other former and current officers and employees of the Company and its subsidiaries against any claims relating to the failure of the company and its subsidiaries to pay certain taxes, with the maximum aggregate amount of such indemnification to be $125,000. The liabilities of Hartan and these six subsidiaries remain subject to the bankruptcy proceedings.

We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The Court awarded the plaintiffs a judgment in the amount of $75,000. We are in the process of perfecting an appeal on the grounds that the plaintiffs failed to plead and prove all required elements of their claim.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317). The plaintiff is seeking to recover damages of $38,691 for Harvest's failure to make payments under two equipment leases. The plaintiff has filed a first amended motion for summary judgment. A hearing has been set for May 18, 2000. Settlement negotiations are ongoing.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "ROTI" since September 17, 1998. Prior to that date, it was quoted on the Nasdaq SmallCap Market. During the period from March 1, 2000 to March 31, 2000, the high and low sales prices for the common stock were $.18 and $.07, respectively. The range of high and low sales prices for the common stock as reported by NASDAQ (indicated by an asterisk) and the range of high and low bid prices as quoted on the OTC Bulletin Board are listed below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                              Price
                                                      ---------------------
                                                       High            Low
                                                       ----            ---
Fiscal Year 1998:      Quarter Ended:
-----------------      --------------
First Quarter          April 19, 1998                 $2.2188*       $  .25*
Second Quarter         July 12, 1998                  $  .875*       $  .25*
Third Quarter          October 4, 1998                $  .875*       $  .125
Fourth Quarter         December 27, 1998              $  .29         $  .09

Fiscal Year 1999:
-----------------
First Quarter          April 18, 1999                 $  .56          $  .22
Second Quarter         July 11, 1999                  $  .28          $  .10
Third Quarter          October 3, 1999                $  .24          $  .04
Fourth Quarter         December 26, 1999              $  .06          $  .02



Holders of Record

     We had approximately 89 holders of record of our common stock as of March 31, 2000.

Dividends

     We have never paid cash dividends on our common stock and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. Our board of directors would determine the amount of future dividends, if any, based upon our earnings, financial condition, capital requirements and other conditions. Our loan agreement with FINOVA prohibits us from paying cash dividends on our common stock.

Recent Sales of Unregistered Securities

     We have issued the following unregistered securities in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D, as promulgated by the SEC pursuant to the Securities Act.

Recipients of securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for the sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

     On November 2, 1999, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $.04 per share to SECA VII, LLC (of which James R. Walker, our sole director, is an equity member) and we issued warrants to purchase 75,000 shares of common stock at an exercise price of $.04 per share to another of our unsecured lenders. We issued these warrants to SECA VII, LLC and the other lender as consideration for the agreement of each of them to extend the maturity dates of the loans, in the approximate outstanding amounts of $350,000 and $300,000, respectively, that they each made to us.

     In May 1999, we agreed to issue warrants to acquire 150,000 shares of common stock to an outside public relations firm. The warrants will be exercisable at the following prices: 50,000 will be exercisable at $0.31 per share; 50,000 will be exercisable at $0.81 per share; and the remaining 50,000 will be exercisable at $1.31 per share. The warrants will expire on May 21, 2004, have full piggyback registration rights (with customary underwriter "knock-out" provisions) and provide for net issue exercise. The warrants vest on the following schedule: 50,000 vested on May 21, 1999, 25,000 vested on August 4, 1999, 25,000 vested on November 12, 1999, 25,000 vested on February 15, 2000, and 25,000 will vest on May 15, 2000. The warrants are being issued as partial consideration for the services that the public relations firm has agreed to provide to us.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," " estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC, including the "Risk Factors" section of the prospectus included in our Registration Statement on Form SB-2 (Registration number 333-78111), as declared effective by the SEC on September 9, 1999. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Overview

     The following discussion should be read in connection with the consolidated financial statements and related notes thereto included elsewhere in this report.

     On January 14, 1999, TRC merged into a wholly owned subsidiary of Harvest in a forward triangular merger. Because the former shareholders of TRC received a majority of the shares of our common stock outstanding immediately after the merger, the historical financial statements of the surviving company for the periods prior to the merger are those of TRC rather than Harvest. For financial and accounting purposes, the merger was deemed to have been completed on December 27, 1998.


     On January 28, 2000, Hartan, our wholly owned subsidiary, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. Six wholly owned subsidiaries of Hartan also filed voluntary petitions under Chapter 11 in the same jurisdiction. Hartan and these six subsidiaries owned substantially all of our assets.

     On February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in the operation of our restaurants to RTI. All proceeds of this sale were paid to our creditors.

     As a result of the sales of assets to RTI we have no ongoing operations and no operating assets.

Results of Operations for the Year Ended December 26, 1999 Compared to the Year Ended December 27, 1998

     Revenues. Total net revenues decreased $2,474,989, or 21.2%, during the year (52 weeks) ended December 26, 1999, compared to the corresponding period of 1998. The leveling of sales at two restaurants that opened in the fourth quarter of 1997 resulted in a $571,544 decrease in sales. In addition, same store sales decreased by $745,410, or 13.9%. Sales also decreased as a result of the closing of three stores and the sale of one store, as well as the sale of our catering division. The opening of the Crabby Bob's restaurant on May 24, 1999 partially offset these decreases. Crabby Bob's net sales for the year were $812,785.

     Costs and Expenses. In general, costs of goods sold decreased as a percentage of sales during 1999. This decrease resulted from operational improvements, increased purchasing efficiencies and a reduction in coupons and promotions, which decreased from $371,836 to $155,840, or 58.1%. Although these types of promotions tend to increase the number of customers that visit the restaurant and thereby increase sales, the operating expenses on these sales are higher than on ordinary sales because the sales have been discounted below the menu price. This decrease in costs as a percentage of sales is most evident in food, beverage and paper costs.

     Food, beverage and paper costs were $3,138,804, or 34.0% of sales, for 1999 versus $4,114,903, or 35.2% of sales, for 1998. Operational improvements and reduced coupon and discount promotions caused a 3.1% decrease in food costs as a percentage of sales at comparable stores. This was offset somewhat by opening promotions at the new Crabby Bob's restaurant.

     Payroll and benefit expense was $3,421,795, or 37.1% of sales, for 1999 compared to $4,151,723, or 35.5% of sales, for 1998. Labor costs rose 1.6% due to increased competition for labor and higher costs associated with the opening of the new Crabby Bob's restaurant.

     Other operating expenses increased as a percentage of sales to 26.6% ($2,450,873) for 1999 from 23.5% ($2,746,175) for 1998. Advertising expenditures decreased by 1.0% of sales. Repairs and maintenance expenses, property tax expense and restaurant supplies increased while insurance expense, utility expense and service contracts decreased for a net increase of 0.4%. Restaurant administration expense increased by 0.4% of sales, partially due to an increase in credit card processing fees. Rent expense increased by 2.2% of sales primarily due to the sale and leaseback of one restaurant in late June of 1998. Pre-opening expenses increased 1.1% of sales in 1999, due to the development of the Crabby Bob's restaurant. Because we converted a nearly completed Tanner's restaurant into a Crabby Bob's restaurant, construction took longer than usual. We also had higher costs at this store due to the travel expenses and payroll costs of training personnel from Crabby Bob's California operations.

     Depreciation and amortization expense increased by 1.7% of sales, to 7.7% in 1999, from 6.0% in 1998. This is primarily due to the decrease in sales.

     General and administrative expenses decreased to $1,430,595 in 1999 from $1,651,474 in the 1998, primarily due to reduced expenses in the corporate office.

     The write-down of goodwill and intangible assets in 1999 is due to a one-time charge of $3,742,321 related to the recognition that the assets were impaired because of the financial condition of the Company. In 1998 the write down of an intangible asset was due to a one-time charge of $547,000 related to the cancellation and termination of an employment contract with the former president of TRC.

     Other Income (Expense). Interest expense decreased to $380,294 in 1999 from $700,451 in 1998. This was primarily attributable to the cancellation of the debenture to the former president of Tanner's. Our effective interest rate for 1999 was 12.3%. In 1998 our effective interest rate was 11.3%.

     Net Loss. We incurred a net loss of $7,777,603 for 1999 compared to $2,897,759 in 1998. This increase was primarily attributable to the $3,742,321 write off for goodwill and other intangibles and the $1,670,784 write down of assets to liquidation value, offset by the $547,000 intangible write off in 1998.

Liquidity and Capital Resources.

     We have incurred operating losses since inception, and as of December 26, 1999, we had an accumulated deficit of $14,167,608 and a working capital deficit of $3,748,556. Following the bankruptcy filings and sales of assets by Hartan and six of its subsidiaries, we had no ongoing operations with which to generate cash flow or revenue. Hartan and these six subsidiaries owned substantially all of our assets.

     We are unable to pay our ongoing financial obligations. However, management believes that there may be value in keeping us current in our reporting obligations under the Securities Exchange Act of 1934. An outside firm involved in our issuance of Series D preferred stock has agreed to pay those expenses necessary for us to remain current in those reporting obligations. We can give no assurance, however, that we will ever be able to realize any value from our situation, and the outside firm may decide to stop paying our reporting expenses at any time.

     Our cash and cash equivalents decreased $142,087 during 1999. The principal source of funds consisted of $4,000,000 received from outside investors, and $397,168 generated by the sale of property and equipment. The primary uses of funds were:

     o cash used in operations of $3,735,505, including the payment and resolution of current accounts payable and accrued liabilities of $2,331,557;

     o the purchase of additional fixed assets including those for one new restaurant and the remodeling of another for $576,504; and

     o    payment of debt of $227,246.

     We have not paid dividends on the Series A preferred stock since June 1998 and we are currently analyzing our alternatives for addressing these arrearages.

     We opened one new restaurant in May 1999. One of our franchised restaurants closed in February of 1999 due to franchisee financing arrangements and location issues. Our franchisee in Macon converted to a Crabby Bob's franchise in November 1999. We closed two under-performing restaurants in March 1999, resulting in a charge to earnings of approximately $300,000 in the first quarter of 1999. In June, at the expiration of the original lease term, we sold the assets of another restaurant to a franchisee. In August we sold the assets of our catering operation and franchised that operation as well. In December, we closed another under performing restaurant.

     On May 11, 1999, we entered into an agreement to acquire certain assets of Crabby Bob's. Crabby Bob's is a restaurant chain that consisted of two restaurants located in Southern California that offered fresh seafood, crabs, oysters and a full service bar. We were not able to complete this transaction. Therefore, in January 2000, we converted our Crabby Bob's franchised restaurant into a Tanner's restaurant.

Year 2000 Computer Issues

     We rely on computer software programs, internal operating systems and telephone and other network communications connections to conduct our business. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999, significant system failures or errors may result. We have experienced no such problems as of the date of this report, although it is still possible that we could experience such problems in the future. These matters are commonly referred to as year 2000 issues, and they could have a material adverse effect on us. Our potential areas of exposure include:

     o information technology, including computers, software and systems that we have developed internally or purchased or licensed from others, such as our billing system and accounts receivable system,

     o non-information technology, including telephone systems and other equipment that we use internally, and

     o    external systems.

     We believe that our internal accounting and operating programs and systems and the network connections we maintain are adequately programmed to address the year 2000 problem. Our costs for assessment, remediation and testing related to the year 2000 problem have been minimal to date, and we do not expect to incur any additional costs that are material.


ITEM 7.   FINANCIAL STATEMENTS

     The financial information required by this item begins on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     Our officers and directors as of March 31, 2000 are listed below.


Name                          Age                         Office
----                          ---                         ------

Robert J. Hoffman             50               Acting Chief Executive Officer,
                                               President, and Secretary

James R. Walker               50               Director




     William Gallagher resigned from his position as a member of the Board of Directors in April 1999, having already resigned from his position as an officer at the time of the merger with TRC. In December 1999, Clyde E. Culp, III resigned from his positions as Chairman of the Board, member of the Board of Directors, and Chief Executive Officer of the Company for health reasons. In January 2000, Richard E. Tanner resigned from his position as a member of the Board of Directors and Timothy R. Robinson resigned from his positions as Vice President, Chief Financial Officer and Secretary. Following these resignations, Mr. Walker is our sole remaining director and Mr. Hoffman is our sole remaining officer.

Background of Our Directors and Executive Officers

     James R. Walker has been a director since January 1999. He has been the owner and operator of Sim's Wholesale Co., Inc. in Lynchburg, Virginia, since 1986 and is also a Visiting Professor of Business Administration at the Darden Graduate School of Business at the University of Virginia, a position he has held since 1995. He has held marketing management positions at Smith Kline Beecham, Inc. and Eli Lilly and Co.

     Robert J. Hoffman, formerly our Senior Vice President of Operations, assumed the position of acting Chief Executive Officer upon the resignation of Clyde E. Culp III in December 1999. Mr. Hoffman had served TRC as Senior Vice President of Operations from 1996 until the merger, and served us in that same capacity from the time of the merger until he assumed the position of acting Chief Executive Officer. Mr. Hoffman has over 30 years' experience in restaurant operations. Before joining TRC, from 1994 to 1996, Mr. Hoffman served as a vice president for Miami Subs and was responsible for operations and training of 260 company-owned and franchised restaurants. From 1969 to 1993, he served in various management roles, most recently as senior vice president of operations, with Metromedia Steakhouse LP, which operated 836 Ponderosa Steakhouses.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 26, 1999, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements; provided, however, that SECA VII, LLC, one of our shareholders (of which Mr. Walter, one of our directors, is an equity member), may have filed a Form 5 for year-end 1999 late. This filing pertained to the issuance to SECA VII, in November 1999, of warrants to purchase 100,000 shares of our common stock. See "Item 12, Certain Relationships and Related Transactions."


ITEM 10.   EXECUTIVE COMPENSATION

     The following table provides information concerning compensation for the past fiscal three years to our executive officers.

                               Summary Compensation Table
                                                                               Long-Term
                                                                              Compensation
                                                                                 Awards
                                            Annual Compensation                Securities
                                                               Other Annual    Underlying
Name and Principal Position    Year   Salary($)    Bonus($)   Compensation($)   Options(#)
---------------------------    ----   ---------    --------   ---------------   ----------
William J. Gallagher           1999    200,000(4)        0              0             0
   Former Chairman and Chief   1998     90,000           0         13,691(2)    140,000(1)
   Executive Officer           1997     89,519      37,156         17,663             0

Clyde E. Culp, III
   Former Chairman and Chief
   Executive Officer           1999    142,308           0              0             0

Robert J. Hoffman
   Current Chief Executive
   Officer, President and
   Secretary;
   Formerly our Senior Vice
   President of Operations     1999    126,575           0          4,200(3)          0

Timothy R. Robinson
   Former Vice President
   and Chief Financial
   Officer                     1999    122,599           0              0             0



(1) On February 5, 1998, the Board of Directors authorized a repricing of the option exercise price for all outstanding options granted under the Harvest Stock Option Plan to $1.00, with no change in the vesting periods. Mr. Gallagher owned 140,000 options at that time. This revised exercise price represented approximately 200% of the market price of the common stock on the date of the repricing.
(2) This amount consists of a car allowance of $5,157 and $8,534 that was used to pay off a loan.
(3)  This amount represents a car allowance.
(4) This amount represents payments made to Mr. Gallahger pursuant to his severance agreement. See "-Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Compensation of Directors

     While we have stated previously that directors are paid $250 per meeting, we have not paid our directors for attending meetings since the date of the merger with TRC.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     When we completed the merger on January 14, 1999, Clyde E. Culp, III, the chairman and chief executive officer of TRC prior to the merger, became our Chairman and Chief Executive Officer. Mr. Culp's five year employment agreement provided that Mr. Culp would be paid an annual salary of $200,000. Mr. Culp resigned in December 1999.

     In connection with the merger, William J. Gallagher, our chief executive officer prior to the merger, executed a severance agreement with us pursuant to which he resigned from all positions that he held with us, other than as one of our directors, in exchange for our agreement to pay him a total of $200,000. Mr. Gallagher remained on the board of directors until April 1999. We have paid Mr. Gallagher all amounts owed him under his severance agreement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of March 31, 2000 concerning ownership of the capital stock by each director and officer, all directors and officers as a group, and all beneficial owners of 5% or more of the outstanding shares of common stock. As of March 31, 2000, 11,625,560 shares of our common stock were outstanding.

     Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of capital stock shown as owned by them, subject to community property laws, where applicable. Each shareholder's address is in care of us at 5500 Oakbrook Parkway, Suite 260, Norcross, Georgia, 30093. The Right to Acquire column in the table also reflects all shares of common stock that each individual has the right to acquire within 60 days from the above date upon exercise of stock options or common stock purchase warrants or upon conversion of preferred stock.



                                                                           Percent of
                          Class of         Number of         Right         Outstanding
Name                      Stock           Shares Owned     to Acquire    Shares of Class
----                      -----           ------------     ----------    ---------------

Clyde E. Culp, III        Common           1,178,063         78,538           10.7%
William J. Gallagher      Common           46,667            140,000          1.6
Richard Tanner            Common           1,413,675         353,419          26.3
                           Series E(5)     469,775 (5)     1,879,100 (5)      63.1
James R. Walker (1)       Common           765,741           154,976          13.2
                           Series E(5)     183,150 (5)       732,600 (5)      24.6
SECA VII, LLC (1)         Common           765,741           154,976 (4)      13.2
                           Series E(5)     183,150 (5)       732,600 (5)      24.6
Robert J. Hoffman         Common           --                243,466          2.1
Timothy R. Robinson       Common           --                254,462          2.1
John Feltman              Common           382,870 (2)       353,419          6.1
FINOVA Mezzanine          Common           --                699,259          5.7
Capital, Inc.
All officers and
directors as a group
(2 persons) (3)           Common           765,741           398,442          14.9%
                           Series E        183,150           0                24.6%
------------------


(1) Mr. Walker, a director, is an equity owner of SECA VII, LLC, which directly owns 765,741 shares of common stock and 183,150 shares of Series E preferred stock and has the right to acquire 154,976 shares of common stock.
(2) Represents 382,870 shares held by Brookhaven Capital Corporation, of which Mr. Feltman is the chairman.
(3)  Messrs. Walker and Hoffman.
(4) Includes options to purchase 54,976 shares of common stock at an exercise price of $.01 per share and a warrant to purchase 100,000 shares of common stock at an exercise price of $.04 per share.
(5) Each share of our Series E preferred stock is convertible into four shares of common stock. The figures presented in the "Right to Acquire" column in each row representing shares of "Series E" preferred stock reflect the number of shares of common stock into which the shares of Series E preferred stock identified in the "Number of Shares Owned" column are convertible.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Several of our current and former officers and directors, as well as holders of 5% or more of our outstanding common stock, received our securities in the January 1999 merger. Clyde E. Culp, III, our former Chairman and Chief Executive Officer, received 1,178,063 shares of common stock in exchange for his shares of TRC common stock and received options to acquire an additional 78,538 shares of common stock in exchange for his options to acquire shares of TRC. Also as part of the merger, Mr. Culp executed an employment agreement to become our Chairman and Chief Executive Officer. James R. Walker, our sole director, is also an equity owner of SECA VII, LLC, which received 765,741 shares of common stock, 183,150 shares of Series E preferred stock, and options to acquire 54,976 shares in the merger, also in exchange for its TRC securities. Timothy R. Robinson, our former Chief Financial Officer, received options to acquire 254,462 shares of common stock, and Robert J. Hoffman, our acting Chief Executive Officer, received options to acquire 243,466 shares of common stock, in each case in exchange for their options to acquire shares of common stock of TRC. John D. Feltman, a significant shareholder and the chairman of Brookhaven Capital Corporation, received options to acquire 394,986 shares of common stock in exchange for his options to acquire shares of TRC common stock. Moreover, Brookhaven received 382,870 shares of common stock in exchange for its shares of TRC common stock.

     Also in the merger with TRC, Richard Tanner, our former director, received approximately 469,775 shares of Series E preferred stock in exchange for his agreement to cancel a promissory note from TRC to him, his agreement to terminate his employment agreement with TRC, and his conversion of shares of Class A preferred stock of TRC. Mr. Tanner also received 1,413,675 shares of common stock in exchange for his outstanding TRC shares and options to acquire 353,419 shares of common stock in exchange for his options to acquire shares of TRC.

     Mr. Culp has also personally guaranteed two loans on our behalf. As of August 31, 1999, the aggregate outstanding principal amount of these two loans was approximately $346,000.

     In addition, Mr. Culp loaned approximately $350,000 to Pacific Ocean Restaurants, Inc., the parent entity of Crabby Bob's Seafood, Inc., in March 1999 to enable Pacific Ocean to satisfy certain immediate obligations while continuing to pursue our proposed acquisition. Interest on Mr. Culp's loan began accruing at a rate of 10% per annum in September 1999. Mr. Culp's loan became due on the date of termination of the letter of intent between us and Pacific Ocean.

     The obligations of Pacific Ocean under Mr. Culp's note are secured by the personal property, general intangibles and intellectual property used in the operation of the Crabby Bob's Seafood Grill and Bob's on the Bay restaurants operated by Crabby Bob's Seafood, Inc.

     Mr. Gallagher, a former director and officer, is an officer of Santa Cruz Squeeze, Inc., which advanced money to Harvest in 1998 secured by a real estate lien note in the approximate amount of $150,000. Harvest paid this note in full before the merger.

     We have no official policy regarding material transactions between our directors and officers and us. We generally seek to have any such transaction approved or ratified by a majority of our directors who lack a personal interest in the matter. Because we currently have only three directors, that approval or ratification is not always available to us.

     SECA VII, LLC, a significant shareholder and an entity in which Mr. Walker, our sole director, is an equity owner, has loaned us $350,000 at an interest rate of 12.5%. This loan matured on September 9, 1999. In November 1999, SECA agreed to extend the maturity date of the loan until January 31, 2000 in exchange for our issuance to SECA of warrants to acquire 100,000 shares of our common stock at an exercise price of $.04 per share.

     In February 2000, in connection with the sale of assets of Hartan and six of Hartan's subsidiaries to RTI, RTI agreed to indemnify Robert J. Hoffman, our acting Chief Executive Officer, and certain other of our and our subsidiaries' current and former officers and employees against any claims relating to our failure or the failure of our subsidiaries to pay certain sales taxes, with the maximum aggregate amount of such indemnification to be $125,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. We have filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the footnotes to the following Index to Exhibits, those exhibits are incorporated into this annual report on Form 10-KSB by reference to the applicable statement or report.


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.   Title
-----------   -----

2.01 Agreement and Plan of Merger by and among Harvest Restaurant Group, Inc., a Texas corporation, Hartan, Inc., a Texas corporation, and TRC Acquisition Corporation, a Georgia corporation, dated December 27, 1998. (4)

2.02 Asset Purchase Agreement by and among Hartan, Inc., certain of its subsidiaries, and Restaurant Teams International, Inc., dated February 2, 2000. (8)

3.01          Articles of Incorporation, as amended. (5)

3.02          Bylaws. (l)

4.01 Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22, 1996. (5)

4.02 Assumption Agreement, Consent and First Amendment to Loan Agreement, dated January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation.
              (5)

4.03 Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and Sirrom Capital Corporation. (5)

4.04 Amended and Restated Secured Promissory Note, dated January 14, 1999, made by Hartan, Inc. for the benefit of Sirrom Capital Corporation. (5)

4.05          Amended and Restated Stock Purchase Warrant, dated January 14,
              1999. (5)

Exhibit No.   Title
-----------   -----

4.06 Second Amendment, dated November 2, 1999, to 11% Subordinated Debenture Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio. (9)

4.07 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio. (9)

4.08 Second Amendment, dated November 2, 1999, to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC. (9)

4.09 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC. (9)

10.01         Incentive Stock Option Plan. (l)

10.02         TRC Acquisition Corporation 1996 Employee Stock Option Plan. (5)

10.03         Settlement Agreement with Cluckers Wood Roasted Chicken, Inc. (l)

10.04 Employment Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and Clyde E. Culp, III. (5)

10.05 Severance Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and William J. Gallagher. (5)

10.05(a)      Letter Amendment to Severance Agreement, dated March 16, 1999. (5)

10.06         Form of Subscription Agreement for Series D Convertible Preferred
              Stock. (5)

10.07 Form of Registration Rights Agreement for Series D Convertible Preferred Stock. (5)

10.08         Form of Warrant Agreement for Series D Convertible Preferred
              Stock. (5)

10.09         Letter Amendment, dated January 12, 1999. (5)

10.10         Letter Amendment, dated January 13, 1999. (5)

10.11         Agreement with Roasters Corp. (2)

10.12         Agreement with Pollo Operators, Inc. (2)

10.13         Subordinated Debenture, dated January 30, 1998. (6)

10.13(a)      First Amendment to Subordinated Debenture, dated January 30, 1999.
              (6)

10.14         Promissory Note, dated March 31, 1998. (6)

10.14(a)      First Amendment to Promissory Note, dated January 30, 1999. (6)

10.15 Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition, Inc. and, for purposes of Section 5.2 of the Purchase and Sale Agreement, Tanner's Restaurant Group, Inc., and Pacific Ocean Restaurants, Inc., and Crabby Bob's Seafood, Inc. (7)

Exhibit No.   Title
-----------   -----

10.16 Letter Agreement, dated April 6, 1999, by and between Pacific Ocean Restaurants, Inc. and Tanner's Restaurant Group. (7)

21            Subsidiaries.

23            Consent of Porter Keadle Moore, LLP.

27            Financial Data Schedule as of December 26, 1999.

-----------------
(1) Incorporated by reference to our definitive Registration Statement on Form SB-2, file No. 33-95796 declared effective on July 9, 1996.
(2) Incorporated by reference to our definitive Registration Statement on Form SB-2, file no. 333-21067 declared effective on June 11, 1997.
(3) Incorporated by reference to our definitive Registration Statement on Form S-3, file no. 333-45189 declared effective on February 17, 1998.
(4) Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on January 21, 1999, and incorporated herein by reference.
(5) Incorporated by reference to our Annual Report on Form 10-KSB, as filed on March 29, 1999.
(6) Incorporated by reference to our Registration Statement on Form SB-2, as filed on May 7, 1999.
(7) Incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, as filed on July 26, 1999.
(8) Incorporated by reference to our Current Report on Form 8-K, as filed on February 25, 2000.
(9) Incorporated by reference to our Quarterly Report on Form 10-QSB, as filed on November 17, 1999.



Reports on Form 8-K

     During the fourth quarter of 1999, we filed the following reports on Form 8-K:

     (i) On December 6, 1999, we filed a current report on Form 8-K to report the termination of our agreement to purchase certain assets used in the operation of the Crabby Bob's restaurant chain.

     (ii) On December 23, 1999, we filed a current report on Form 8-K to announce the resignation of Clyde E. Culp, III as our Chairman of the Board, Chief Executive Officer and Director.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2000.

                                           TANNER'S RESTAURANT GROUP, INC.


                                           By: /s/ Robert J. Hoffman
                                           -------------------------
                                           Name: Robert J. Hoffman
                                           Title: Acting Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Title                             Date
---------                     -----                             ----

/s/ Robert J. Hoffman         Acting Chief Executive Officer    April 10, 2000
---------------------
Robert J. Hoffman

/s/ James R. Walker           Director                          April 10, 2000
-------------------
James R. Walker

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
Tanner's Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheet of Tanner's Restaurant Group, Inc. (formerly Harvest Restaurant Group, Inc.) and subsidiaries as of December 26, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 26, 1999 and December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tanner's Restaurant Group, Inc. and subsidiaries as of December 26, 1999, and the results of their operations and their cash flows for the years ended December 26, 1999 and December 27, 1998.

As discussed in Note 1, the Company's operating subsidiaries filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on January 28, 2000. Subsequently, on February 8, 2000, substantially all assets of the Company were sold to a third party. Immediately upon completion of the sale, the Company had no operations, had approximately $4 million of current liabilities, including long-term debt in default, and had assets of approximately $200 thousand. These facts raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been adjusted to reflect the estimated impact of the bankruptcy and subsequent sale of assets in 2000. All assets at December 26, 1999 are recorded at their estimated fair value less costs to sell, with a corresponding charge to operations to record the write down of those assets, and all liabilities are presented as current liabilities.



                                           /s/  PORTER KEADLE MOORE, LLP


Atlanta, Georgia
March 17, 2000



Tanner's Restaurant Group, Inc.
Consolidated Balance Sheet

                                                                           December 26,
                                                                               1999
                                                                           ------------

Assets
------
Current assets:
    Cash                                                                   $     80,076
    Accounts receivable                                                          27,723
    Notes receivable                                                            123,254
    Inventory                                                                    80,197
    Property and equipment held for sale                                        152,086
    Prepaid expenses and other current assets                                    59,623
                                                                           ------------
               Total current assets                                        $    522,959
                                                                           ============

Liabilities and Stockholders' Deficit
-------------------------------------
Current liabilities:
    Accounts payable                                                       $    721,522
    Accrued expenses                                                            587,554
    Current portion of long-term debt and notes in default                    2,962,439
                                                                           ------------
               Total current liabilities                                      4,271,515
                                                                           ------------


Commitments and contingencies

Stockholders' deficit:
    Preferred stock (see Note 5)                                              1,215,093
    Common stock: $.01 par value; authorized 200 million shares:
        issued and outstanding 11,223,194 in 1999, and 8,230,080 in 1998        112,232
    Additional paid-in capital                                                9,091,727
    Accumulated deficit                                                     (14,167,608)
                                                                           ------------
               Total stockholders' deficit                                   (3,748,556)
                                                                           ------------
               Total liabilities and stockholders' deficit                 $    522,959
                                                                           ============


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                          F-2


Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations

                                                                       For the Years Ended
                                                                   ----------------------------
                                                                   December 26,    December 27,
                                                                       1999            1998
                                                                   ------------    ------------
Revenue
-------
     Restaurant sales revenue                                      $  8,849,241    $ 10,830,898
     Catering revenue                                                   366,881         800,305
     Franchise and royalty revenue                                        3,433          63,341
                                                                   ------------    ------------
               Total revenue                                          9,219,555      11,694,544
                                                                   ------------    ------------

Costs and expenses
------------------
Restaurant and catering operating expenses:
     Food, beverage and paper                                         3,138,804       4,114,903
     Payroll and benefits                                             3,421,795       4,151,723
     Depreciation and amortization                                      713,578         705,658
     Other operating expenses                                         2,450,692       2,746,175
                                                                   ------------    ------------

                Total restaurant and catering operating expenses      9,724,869      11,718,459
                                                                   ------------    ------------

                Loss from restaurant and catering operations           (505,314)        (23,915)

General and administrative expenses                                   1,430,776       1,651,474
     Write down of goodwill and intangible assets                     3,742,321         547,000
     Write down of assets to fair value less costs to sell            1,670,784
                                                                   ------------    ------------

                Operating loss                                       (7,349,195)     (2,222,389)

Other income (expense):
     Miscellaneous income (expense)                                     (48,114)         25,081
     Interest expense                                                  (380,294)       (700,451)
                                                                   ------------    ------------

                Net loss                                           $ (7,777,603)   $ (2,897,759)
                                                                   ============    ============

Basic and diluted loss per share                                   $      (1.10)   $      (0.81)



                         The accompanying notes are an integral part of
                            these consolidated financial statements.

                                              F-3


Tanner's Restaurant Group, Inc.
Consolidated Statements of Stockholders' Equity(Deficit)


                                          Common Stock                   Preferred Stock
                                     Shares          Amount          Shares           Amount
                                 ---------------------------------------------------------------
TRC:
----
   Balance, December 28, 1997        2,625,000    $     26,250

   Net loss
   Repricing of stock options
   Dividends accrued on
     redeemable preferred stock
   Accretion on redeemable
     preferred stock

                                  -------------------------------------------------------------
   Balance, December 27, 1998        2,625,000          26,250

Company:
--------
   Assumed cancellation of TRC
     common shares in
     connection with Merger         (2,625,000)        (26,250)
   Assumed issuance of Company
     common stock in
     connection with Merger          8,230,080          82,301
   Assumed issuance of series A
     preferred stock in
     connection with Merger                                            500,124    $    500,124
   Assumed issuance of series D
     preferred stock in
     connection with Merger                                              9,198           9,198
   Assumed issuance of series E
     preferred stock in
     connection with Merger                                            744,500         744,500

                                  ------------------------------------------------------------
   Balance, December 27, 1998,
     giving effect to Merger         8,230,080          82,301       1,253,822       1,253,822

   Net Loss
   Receipt of stock subscription
     receivable
   Conversion of Series A
     preferred stock                   104,409           1,044         (38,670)        (38,670)
   Conversion of Series D
     preferred stock                 2,888,705          28,887             (59)            (59)

                                  ------------------------------------------------------------
   Balance December 26, 1999        11,223,194    $    112,232       1,215,093    $  1,215,093
                                    ==========    ============       =========    ============


Table continues on following page.



Tanner's Restaurant Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Continued)


                                    Additional        Stock                      Stockholders'
                                     Paid-In       Subscription    Accumulated      Equity
                                     Capital        Receivable       Deficit       (Deficit)
                                  ------------------------------------------------------------
TRC:
----
   Balance, December 28, 1997                                     $ (3,039,883)   $ (3,013,633)

   Net loss                                                         (2,897,759)     (2,897,759)
   Repricing of stock options     $     58,903                                          58,903
   Dividends accrued on
     redeemable preferred stock                                       (300,000)       (300,000)
   Accretion on redeemable
     preferred stock                                                  (152,363)       (152,363)

                                  -------------------------------------------------------------
   Balance, December 27, 1998           58,903                      (6,390,005)     (6,304,852)

Company:
--------
   Assumed cancellation of TRC
     common shares in
     connection with Merger                                                            (26,250)
   Assumed issuance of Company
     common stock in
     connection with Merger                                                             82,301
   Assumed issuance of series A
     preferred stock in
     connection with Merger                                                            500,124
   Assumed issuance of series D
     preferred stock in
     connection with Merger          5,396,433    $ (4,000,000)                      1,405,631
   Assumed issuance of series E
     preferred stock in
     connection with Merger          3,627,593                                       4,372,093

                                  -------------------------------------------------------------
   Balance, December 27, 1998,
     giving effect to Merger         9,082,929      (4,000,000)     (6,390,005)         29,047

   Net Loss                                                         (7,777,603)     (7,777,603)
   Receipt of stock subscription
     receivable                                      4,000,000                       4,000,000
   Conversion of Series A
     preferred stock                    37,626                                               0
   Conversion of Series D
     preferred stock                   (28,828)                                              0

                                  -------------------------------------------------------------
   Balance December 26, 1999      $  9,091,727    $          0    $(14,167,608)   $ (3,748,556)
                                  ============    ============    ============    ============




 The accompanying notes are an integral part of these consolidated financial statements.

                                              F-4(a)

Tanner's Restaurant Group, Inc.
Consolidated Statements of Cash Flows
                                                                                  For the Years Ended
                                                                               --------------------------
                                                                               December 26,   December 27,
                                                                                   1999           1998
                                                                               -----------    -----------
Cash flows from operating activities:
    Net loss                                                                   $(7,777,603)   $(2,897,759)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                             713,578        705,658
         Loss on sales of property and equipment                                   109,983         24,690
         Write-downs of goodwill and intangible assets                           3,742,321        547,000
         Write-down of assets to fair value less costs to sell                   1,670,784
         Compensation expense related to repricing of stock options                                58,903
         Changes in assets and liabilities:
            Accounts receivable                                                    102,363        (28,536)
            Notes receivable                                                         4,746
            Inventory                                                               33,537            493
            Prepaid expenses and other current assets                               (3,657)        31,041
            Other assets                                                                          (16,867)
            Accounts payable                                                      (669,175)      (153,643)
            Accrued expenses                                                    (1,662,382)     1,508,822
                                                                               -----------    -----------
               Net cash used in operating activities                            (3,735,505)      (220,198)
                                                                               -----------    -----------
Cash flows from investing activities:
    Net cash acquired in Merger                                                                   411,150
    Proceeds from sale of property and equipment                                   397,168        365,496
    Purchase of property and equipment                                            (576,504)      (972,724)
                                                                               -----------    -----------
               Net cash used in investing activities                              (179,336)      (196,078)
                                                                               -----------    -----------
Cash flows from financing activities:
    Cash overdraft                                                                               (212,605)
    Repayments of long-term debt                                                  (227,246)      (164,543)
    Proceeds from issuance of long-term debt                                                    1,016,617
    Additions to deferred financing costs                                                          (1,030)
    Receipt of stock subscription receivable                                     4,000,000
                                                                               -----------    -----------

               Net cash provided by financing activities                         3,772,754        638,439
                                                                               -----------    -----------

Net change in cash and cash equivalents                                           (142,087)       222,163
Cash and cash equivalents, beginning of year                                       222,163              0
                                                                               -----------    -----------
Cash and cash equivalents, end of period                                       $    80,076    $   222,163
                                                                               ===========    ===========

Non-cash investing and financing activities:
    Accretion of redeemable TRC preferred stock                                               $   152,363
    Dividends on redeemable TRC preferred stock                                                   300,000
    Retirement of mortgage loan upon sale of property                                             939,101
    Sale of property and equipment for notes receivable                        $   128,000
    Exchange of TRC Preferred Stock for Series E preferred stock                                3,825,093
    Settlement of employment contract through issuance of Series E preferred
       stock                                                                                      547,000
    Write down of goodwill and intangibles                                       3,742,321
    Write down of assets to fair value less costs to sell                        1,670,784
    Series A preferred stock acquired in connection with Merger                                   500,124
    Stock subscription receivable for Series D preferred stock                                  4,000,000
    Common stock issued and acquired in connection with Merger, net of TRC
       common stock cancelled                                                                      56,051
    Conversion of Series A preferred stock into common stock                        38,670
    Conversion of Series D preferred stock into common stock                            59

Supplemental cash flow information:
    Interest paid                                                              $   413,401    $   423,661

             The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-5

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


1.   Description of Business:

     TRC Acquisition Corporation Merger

     On January 14, 1999 Harvest Restaurant Group, Inc. ("Harvest" or "the Company") and TRC Acquisition Corporation ("TRC") completed a forward triangular merger (the "Merger") where Harvest acquired TRC. The effective date of the Merger was December 27, 1998 and the consolidated financial statements have been prepared assuming the Merger closed as of the end of the day on December 27, 1998. In the Merger, shareholders of TRC received a majority of the shares of common stock of Harvest. For this reason, the Merger was treated as a reverse acquisition by TRC for accounting purposes. As a result, the consolidated financial statements presented are those of TRC rather than Harvest. On March 12, 1999, the company's shareholders voted to change the name of the Company to Tanner's Restaurant Group, Inc.

     Bankruptcy Proceedings and Sale of Assets

     On January 28, 2000, Hartan Inc. ("Hartan"), a wholly owned subsidiary of Tanner's Restaurant Group, Inc. (formerly Harvest Restaurant Group, Inc.), filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. In addition, six wholly owned operating subsidiaries of Hartan filed voluntary petitions under Chapter 11 in the same jurisdiction. Hartan and these six subsidiaries owned substantially all of assets of Tanner's Restaurant Group, Inc.

     As part of the bankruptcy proceedings, the court granted an order to hold a sale of the assets of Hartan and its subsidiaries. On February 8, 2000, an order was granted approving the sale of all of the assets of Hartan and its subsidiaries and the assets were sold to a third party (the "Buyer") for approximately $275,000. The Company recorded a charge in the fourth quarter of 1999 amounting to $1,670,784 to adjust the carrying value of Hartan's assets to their estimated fair value less costs to sell.

     Prior to the Bankruptcy and subsequent sale of the assets of Hartan, Tanner's Restaurant Group, Inc. and its wholly owned subsidiaries operated casual dining restaurants under the name "Rick Tanner's Original Grill". These restaurants specialized in fresh, convenient meals featuring rotisserie chicken entrees, barbecued ribs, hamburgers, freshly prepared vegetables, salads, and other side dishes. At December 26, 1999, there were eight company owned stores and one franchised store located in the Atlanta, Georgia metropolitan area.


2.   Summary of Significant Accounting Policies:

     The following is a summary of significant accounting policies of the Company.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year

     The Company operates on a 52/53-week fiscal year ending on the last Sunday in December. Accordingly, the financial statements presented ended on December 26, 1999 and December 27, 1998. All general references to years relate to fiscal years unless otherwise noted.

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


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

     Property and Equipment

     Property and equipment has historically been stated at cost, less accumulated depreciation. The provision for depreciation had been calculated using the straight-line method. Smallwares, consisting primarily of linens and silverware, are expensed as incurred. The following represents the useful lives over which the assets are depreciated:

     Furniture and fixtures                                   5 years
     Signage                                                  7 years
     Office equipment                                         5 years
     Computer equipment and software                          3 years
     Kitchen and service equipment                            7 years
     Leasehold improvements                             Life of lease



     As a result of the sale of its property and equipment in early 2000, the Company has stated property and equipment at its estimated fair value less costs to sell based on the actual and anticipated 2000 sales. No future depreciation will be recorded on these assets.

     Expenditures for maintenance and repairs are charged to expense as incurred.

     Goodwill and Intangible Assets

     The Company is required to analyze the value of its recorded intangible assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. The Company's management considers the Company's financial condition and expected future operating income in determining if intangible assets are impaired at each balance sheet date.

     In November 1999, the Company recorded a goodwill and intangible asset writedown of $3,742,321. This writedown eliminated all remaining goodwill and intangible assets of the Company. The goodwill and intangible assets were determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases. Moreover, anticipated future cash flows of the Company indicated that the recoverability of the assets was not reasonably assured.

     Prior to November 1999, goodwill was amortized using the straight-line method over twenty years and intangible assets were amortized over 5 to 15 years using the straight-line method as well. In connection with the Merger (see Note 1), intangibles were adjusted to their estimated fair value at that time, which resulted in a charge of $547,000 in the 1998 consolidated statement of operations.

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


2.   Summary of Significant Accounting Policies, continued:

     Revenue Recognition

     Revenue is recognized in the period for which related food and beverage products are sold. Initial fees from the awarding of individual franchises are deferred and recorded as revenue when the franchised restaurant is opened.

     Advertising

     The Company expenses advertising costs as incurred. Total advertising expense included in other operating expense was $370,439 and $586,686 for the years ended December 26, 1999 and December 27, 1998, respectively.

     Preopening Costs

     Preopening costs are incurred before a restaurant is opened and consist primarily of wages and salaries, hourly employee recruiting, license fees, meals, lodging and travel plus the cost of hiring and training the management teams. Preopening costs are expensed as incurred.

     Income Taxes

     The Company accounts for income taxes using the liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company considers all expected future events other than enactments of changes in the tax law or rates.

     Earnings Per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options or convertible securities. Diluted earnings per share are computed by giving effect to the Company's dilutive stock options, warrants and preferred stocks. The weighted average common shares outstanding presented below have been adjusted to reflect the 1.57075 to 1 exchange ratio in the Merger. See Notes 6, 7 and 8 for further discussion of options and warrants ("potential common stock equivalents"). These potential common stock equivalents are excluded from the diluted earnings per share calculations, as they are antidulitive since the Company is operating at a net loss. These securities could become dilutive when the Company's operations result in a net profit.

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


2.   Summary of Significant Accounting Policies, continued:

     The following table represents the calculation of basic and diluted earnings per share:


                                                        December 26,   December 27,
                                                            1999           1998
                                                        -----------    -----------

     Net loss                                           $(7,777,603)   $(2,897,759)
     Less: Dividends on Series A preferred stock           (553,744)
           Dividends on Series D preferred stock           (522,712)
           Dividends on Series E preferred stock           (564,597)
           Dividends on TRC Preferred Stock  (Note 5)                     (300,000)
           Accretion on TRC Preferred Stock  (Note 5)                     (152,363)
                                                        -----------    -----------
                                                        $(9,418,656)   $(3,350,122)
                                                        ===========    ===========

     Weighted average common shares outstanding           8,547,070      4,123,219

     Basic and diluted loss per share                   $     (1.10)   $     (0.81)


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

3.   Property and Equipment Held for Resale:

     Property and equipment at December 26, 1999 consist of the following:

     Construction in progress                                   $    12,830
     Furniture and fixtures                                         110,624
     Signage                                                         50,431
     Office and computer equipment and software                     230,865
     Kitchen and service equipment                                  980,820
     Leasehold improvements                                         819,885
                                                                -----------
                                                                  2,205,455
           Less accumulated depreciation                           (457,624)
           Less write down to fair value less costs to sell      (1,595,745)
                                                                -----------

     Property and equipment held for sale, net                  $   152,086
                                                                ===========


     As discussed in Note 1, substantially all property and equipment of the Company was sold in February 2000. Accordingly, all property and equipment at December 26, 1999 is presented as held for sale, is classified in current assets on the consolidated balance sheet, and has been written down to its estimated fair value less costs to sell based on the actual and anticipated sales in 2000.

     Depreciation expense was $286,219 and $223,595 for the years ended December 26, 1999 and December 27, 1998, respectively.

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


4.   Notes Payable:

     Notes payable at December 26, 1999 consists of the following:

     Collateralized promissory note                                 $ 2,000,000

     Note payable to First Union Bank, collateralized by
     restaurant equipment, bearing interest at 8.8% and maturing
     in December 2000                                                    92,469

     Note payable to shareholder, bearing interest at 12.5%,
     maturing on January 31, 2001                                       350,000

     Note payable to individual, bearing interest at 11.0%,
     maturing on January 31, 2001                                       306,617

     Note payable to Colonial Bank, collateralized by restaurant equipment, bearing interest at 8.0%, and maturing in June
     2005                                                               213,353
                                                                    -----------
                                                                    $ 2,962,439
                                                                    ===========


     By January 28, 2000, the Company had defaulted on all of these notes. Accordingly, all of the notes are included in current liabilities in the consolidated balance sheet.

     Effective October 15, 1996, the Company entered into a $2 million collateralized promissory note with Sirrom Capital Corporation (the "Note"). The Note matures on September 1, 2001 and bears interest at 13.5% per annum. The payment terms require monthly payments of interest only until maturity, upon which the outstanding principal balance will become due. The Note is collateralized by substantially all of the Company's assets. Three shareholders of the Company have pledged common shares in the Company, totaling 1,560,933 shares, as collateral for performance under the terms of the Note.

     The two unsecured notes totaling $656,617 matured in 1999. On November 2, 1999 the Company reached an agreement with these two lenders to extend the maturity dates on these loans until January 31, 2001. As consideration for their willingness to extend the maturity dates, the Company has agreed to issue warrants to purchase 175,000 shares of its common stock to these two lenders. The warrants are fully vested, are exercisable at $0.04 per share and will expire October 31, 2004.

     Based on the borrowing rates currently available to the Company for loans with similar terms, the fair value of this debt approximates the book value recorded.

     The aggregate annual contractual maturities of this debt, were the debt not in default, for the years subsequent to December 26, 1999 are as follows:

                Fiscal year ending:
                -------------------
                2000                          125,607
                2001                        2,691,617
                2002                           38,433
                2003                           41,670
                2004                           45,181
                2005                           19,931
                                           ----------
                                           $2,962,439
                                           ==========

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


5.   Capital Structure:

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

     (b) Tanner's Restaurant Group, Inc

     On March 12, 1999, the Company's shareholders voted to amend its articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 200,000,000.

     Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock").

     Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share ($4,614,540 at December 26,1999). At December 26, 1999 dividends in arrears on this preferred stock totaled $876,034.

     The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is
     2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock.

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

     The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


5.   Capital Structure, continued:

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

     Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock. However, a holder of Series D Preferred Stock may not convert those shares into shares of common stock if and to the extent that upon conversion such holder would own more than 4.99% of the outstanding common stock.

     The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. The third party investors who purchased Series D Preferred Stock will be issued common stock purchase warrants, as described below.

     The terms of the Series D Preferred Stock agreement, which permit the conversion of the Series D Preferred Stock at a discount to market, is considered a beneficial conversion feature (the "Beneficial Conversion Feature"). However, since the preferred stock is presented at par value with the excess of carrying value over par value included in additional paid-in capital, the Company has not separately recorded the intrinsic value of the Beneficial Conversion Feature as a component of additional pai in capital.

     The third party investors who purchased Series D Preferred Stock were issued common stock purchase warrants, as described below.

     For the year ended December 26, 1999, 59 shares of Series D Preferred Stock were converted into 2,888,705 shares of common stock.

     At December 26, 1999, dividends in arrears on this preferred stock totaled $522,712.

     Series E Preferred Stock: The Company has designated 745,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series E Redeemable Convertible Preferred Stock ("Series E Preferred Stock"). In connection with the Merger, the Company issued a total of 744,500 shares of Series E Preferred Stock. The original issue price of the Series E Preferred Stock is $10.00 per share. Dividends on the Series E Preferred Stock accrue at an annual rate of 8% of the original price, or $0.80 per share, and are payable in cash or common stock, as determined by the Company, only at the time of conversion of such shares. Dividends are cumulative from the date of issue. Unless full cumulative dividends have been or are contemporaneously paid on Series E Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase or otherwise acquire common stock, nor may it make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series E Preferred Stock. Under the terms of the Company's secured loan with Sirrom Capital Corporation, the Company may not pay cash dividends on the Series E Preferred Stock.

     The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


5.   Capital Structure, continued:

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

     At December 26, 1999, dividends in arrears on this preferred stock totaled $564,597.


6.   Redeemable Preferred Stock Purchase Warrants:

     At December 26, 1999 1,723,400 Redeemable Preferred Stock Purchase Warrants were outstanding ("Preferred Warrants"). Each Preferred Warrant represents the right to purchase one share of Series A Preferred Stock at an exercise price of $10.50 per share until June 11, 2002, subject to adjustment. Preferred Warrants may be redeemed, in whole or in part, at the Company's option, upon 30-day's notice, at a redemption price equal to $0.01 per Preferred Warrant if the closing price of the Series A Preferred Stock on the NASDAQ Small Cap Market averages at least $11.00 per share for a period of 20 consecutive trading days or if the Company redeems the Series A Preferred Stock.

7.   Common Stock Purchase Warrants:

     At December 26, 1999 there where 2,300,000 Common Stock Purchase Warrants outstanding (the "IPO Warrants"), plus an additional 300,000 warrants issued to the underwriters of the offering of the IPO Warrants, plus an additional 250,000 warrants issued in connection with other transactions. Each IPO Warrant entitles the holder to purchase one share of common stock at $4.00 per share until July 9, 2001, subject to adjustment. IPO Warrants may be redeemed, in whole or in part, at the option of the Company, upon 30-day's notice, at a redemption price equal to $0.01 per IPO Warrant if the closing price of the common stock on the NASDAQ Small Cap Market averages at least $8.00 per share for a period of 20 consecutive trading days. The other warrants are exercisable at prices ranging from $2.00 per share to $6.60 per share.

     Through December 26, 1999, 171,939 stock options with an exercise price of $0.01 and 175,000 stock options with an exercise price of $0.04 have been issued primarily to creditors to facilitate the financing which has been received since December 28, 1997.

     In connection with the issuance of the $2,000,000 collateralized promissory note, the Company issued to Sirrom Capital Corporation a stock warrant to purchase shares of the Company's common stock. The warrant is exercisable at any time until November 30, 2001 at an exercise price of $0.01 per share. At December 26, 1999 the lender has the right to purchase 699,259 shares. The warrant provides for an increase in the number of common shares available for purchase to 756,331 shares in October 2000. The lender has a put option to sell to the Company this warrant within 30 days of the expiration of the warrant at a purchase price equal to the fair market value of the common stock, as defined.

     Additionally, the third party investors who purchased Series D Preferred Stock have been issued common stock purchase warrants to purchase 919,800 shares of common stock at a price of $2.00 per share. Such warrants are exercisable for five years and expire on January 14, 2004. The Company is required to register the shares underlying the warrants in the registration

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


7.   Common Stock Purchase Warrants continued:

     statement filed by the Company with the SEC to register, among other things, the shares of common stock reasonably anticipated to be issuable upon conversion of the Series D Preferred Stock.


8.   Stock Based Compensation:

     (a) Harvest Restaurant Group, Inc

     The Company's 1994 Stock Option Plan provides for the granting of either incentive stock options or non-qualified stock options. Options can be issued to officers, employees, and directors and outside consultants; however, incentive stock options are issuable only to eligible officers and employees. The Company has reserved a total of 500,000 shares of common stock for the plan. Options to acquire 483,000 shares of common stock at $1.00 per share were issued and exercisable at the time of the Merger.

     (b) TRC Acquisition Corporation

     TRC has granted options to purchase its common stock to certain key employees and officers under fixed stock option agreements. In conjunction with the Merger, these options were converted into options to acquire Harvest common stock at the same ratio as the TRC common shareholders and all options immediately vested. Accordingly, the number of shares under option as presented below has been restated to reflect the 1.57075 to 1 exchange ratio in the Merger. Under these agreements, 2,044,326 shares of the Company's common stock have been reserved for stock option awards. As of December 26, 1999, none of the options had been exercised or forfeited. Awards granted to date have a term of six years.

     Further information relating to total options follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                       Shares           Price
                                                       ------           -----

     Outstanding at December 28, 1997                 1,088,923       $    .11
     Granted in 1998                                    472,403            .01
     Converted Harvest grants                           483,000           1.00
                                                      ---------
     Outstanding at December 27, 1998                 2,044,326            .30
     Granted in 1999                                          0
                                                      ---------
     Outstanding at December 26, 1999                 2,044,326       $    .30
                                                      =========

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


8.   Stock Based Compensation, continued:

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                     Weighted-Average
             Exercise      Number          Number       Remaining
              Price      Outstanding     Exercisable      Life
              -----      -----------     -----------      ----

              $0.01        854,488          854,488        3.6

              $0.16        706,838          706,838        2.9

              $1.00        483,000          483,000        1.7
                         ---------        ---------

                         2,044,326        2,044,326
                         =========        =========


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," fiscal 1999 net loss and loss per share would have been unaffected and fiscal 1998 net loss and loss per share would have been as follows.

                 Net loss:
                    As reported                     $  (2,897,759)
                    Proforma                           (2,926,171)


                 Basic and diluted loss per share
                    As reported                             (0.81)
                    Proforma                                (0.82)



     The fair value of the options granted and repriced during 1998 was estimated using the minimum value valuation model and the following assumptions: dividend yield 0%, risk-free interest rate of 6%, and an expected life of 5 years.


9.   Income Taxes:

     The Company has available at December 26, 1999, unused federal and state net operating loss carry forwards of approximately $ 5,880,000 expiring beginning in 2012, which may be applied to reduce future taxable income. Use of net operating loss carry forwards may be limited on an annual basis due to changes in ownership.

     The Company's net deferred tax asset results principally from net operating loss carry forwards and has been fully reserved by a valuation allowance. Management has determined that it is more likely than not that the net deferred tax asset will not be realized.

Tanner's Restaurant Group, Inc.

Notes to Consolidated Financial Statements:


10.  Leases:

     The Company has various leases for restaurants, equipment and office facilities. Restaurant and office original lease terms range from four to fifteen years, with renewal options ranging from five to fifteen years. Equipment leases are renewable annually. In the normal course of business, some leases will be renewed or replaced by leases on other properties. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes and insurance, or contingent rentals payable on a percentage of sales in excess of stipulated amounts for restaurant facilities.

     In connection with the sale of assets discussed in Note 1, the Buyer was assigned and assumed from the Company all leases for store locations it acquired.

     Future minimum lease payments under noncancelable operating leases at December 26, 1999, excluding leases assigned to and assumed by the Buyer, are as follows:

           Fiscal year ending:
           -------------------
           2000                                      $ 151,199
           2001                                        125,833
           2002                                        128,917
           2003                                        135,707
           2004                                        108,387
           Thereafter                                  312,015
                                                     ---------
                 Total minimum lease payments        $ 962,058
                                                     =========


     The Company incurred rental expense for operating leases of $767,444 and $714,520 during the years ended December 26, 1999 and December 27, 1998, respectively.


11.  Commitments and Contingencies:

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

Exhibit No.   Title
-----------   -----


2.01 Agreement and Plan of Merger by and among Harvest Restaurant Group, Inc., a Texas corporation, Hartan, Inc., a Texas corporation, and TRC Acquisition Corporation, a Georgia corporation, dated December 27, 1998. (4)

2.02 Asset Purchase Agreement by and among Hartan, Inc., certain of its subsidiaries, and Restaurant Teams International, Inc., dated February 2, 2000. (8)

3.01          Articles of Incorporation, as amended. (5)

3.02          Bylaws. (l)

4.01 Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22, 1996. (5)

4.02 Assumption Agreement, Consent and First Amendment to Loan Agreement, dated January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation.
              (5)

4.03 Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and Sirrom Capital Corporation. (5)

4.04 Amended and Restated Secured Promissory Note, dated January 14, 1999, made by Hartan, Inc. for the benefit of Sirrom Capital Corporation. (5)

4.05          Amended and Restated Stock Purchase Warrant, dated January 14,
              1999. (5)

4.06 Second Amendment, dated November 2, 1999, to 11% Subordinated Debenture Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio. (9)

4.07 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio. (9)

4.08 Second Amendment, dated November 2, 1999, to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due January 30, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC. (9)

4.09 Stock Purchase Warrant, dated November 2, 1999, by and between Tanner's Restaurant Group, Inc. and SECA VII, LLC. (9)

10.01         Incentive Stock Option Plan. (l)

10.02         TRC Acquisition Corporation 1996 Employee Stock Option Plan. (5)

10.03         Settlement Agreement with Cluckers Wood Roasted Chicken, Inc. (l)

10.04 Employment Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and Clyde E. Culp, III. (5)

10.05 Severance Agreement, dated January 14, 1999, by and among Harvest Restaurant Group, Inc., Hartan, Inc. and William J. Gallagher. (5)

10.05(a)      Letter Amendment to Severance Agreement, dated March 16, 1999. (5)

10.06         Form of Subscription Agreement for Series D Convertible Preferred
              Stock. (5)

10.07 Form of Registration Rights Agreement for Series D Convertible Preferred Stock. (5)

10.08         Form of Warrant Agreement for Series D Convertible Preferred
              Stock. (5)

10.09         Letter Amendment, dated January 12, 1999. (5)

10.10         Letter Amendment, dated January 13, 1999. (5)

10.11         Agreement with Roasters Corp. (2)

10.12         Agreement with Pollo Operators, Inc. (2)

10.13         Subordinated Debenture, dated January 30, 1998. (6)

10.13(a)      First Amendment to Subordinated Debenture, dated January 30, 1999.
              (6)

10.14         Promissory Note, dated March 31, 1998. (6)

10.14(a)      First Amendment to Promissory Note, dated January 30, 1999. (6)

10.15 Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition, Inc. and, for purposes of Section 5.2 of the Purchase and Sale Agreement, Tanner's Restaurant Group, Inc., and Pacific Ocean Restaurants, Inc., and Crabby Bob's Seafood, Inc. (7)

10.16 Letter Agreement, dated April 6, 1999, by and between Pacific Ocean Restaurants, Inc. and Tanner's Restaurant Group. (7)

21            Subsidiaries.

23            Consent of Porter Keadle Moore, LLP.

27            Financial Data Schedule as of December 26, 1999.

-----------------
(1) Incorporated by reference to our definitive Registration Statement on Form SB-2, file No. 33-95796 declared effective on July 9, 1996.
(2) Incorporated by reference to our definitive Registration Statement on Form SB-2, file no. 333-21067 declared effective on June 11, 1997.
(3) Incorporated by reference to our definitive Registration Statement on Form S-3, file no. 333-45189 declared effective on February 17, 1998.
(4) Filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on January 21, 1999, and incorporated herein by reference.
(5) Incorporated by reference to our Annual Report on Form 10-KSB, as filed on March 29, 1999.
(6) Incorporated by reference to our Registration Statement on Form SB-2, as filed on May 7, 1999.
(7) Incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, as filed on July 26, 1999.
(8) Incorporated by reference to our Current Report on Form 8-K, as filed on February 25, 2000.
(9) Incorporated by reference to our Quarterly Report on Form 10-QSB, as filed on November 17, 1999.