Form 10QSB
period 2000-04-16
TANNERS RESTAURANT GROUP INC
filed 2000-05-31
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended April 16, 2000

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

                              c/o J.P. Carey, Inc.
                      Atlanta Financial Center, East Tower
                         3343 Peachtree Road, Suite 500
                             Atlanta, Georgia 30326
                             ----------------------
          (Address of principal executive offices, including zip code)

                    Issuer's telephone number: (404) 816-5339


                        5500 Oakbrook Parkway, Suite 260
                             Norcross, Georgia 30093
                             -----------------------
                 (Former address, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,632,310 shares, as of May 26, 2000.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements ............................................    3
  Item 2. Management's Discussion and Analysis or Plan of Operation .......    8

PART II   OTHER INFORMATION

  Item 1. Legal Proceedings ...............................................   11
  Item 2. Changes in Securities and Use of Proceeds .......................   11
  Item 3. Defaults Upon Senior Securities .................................   12
  Item 6. Exhibits and Reports on Form 8-K ................................   13

SIGNATURES ................................................................   14
EXHIBIT INDEX .............................................................   15


                                             PART I
                                      FINANCIAL INFORMATION

Item 1. Financial Statements

Tanner's Restaurant Group, Inc.
Consolidated Balance Sheets

                                                                     April 16,     December 26,
                                                                       2000            1999
                                                                   (Unaudited)
                                                                   ------------    ------------
Assets
Current assets:
    Cash                                                           $        527    $     80,076
    Accounts receivable                                                                  27,723
    Notes receivable                                                     20,483         123,254
    Inventory                                                                            80,197
    Property and equipment held for sale                                 88,018         152,086
    Prepaid expenses and other current assets                           105,661          59,623
                                                                   ------------    ------------

            Total current assets                                   $    214,689    $    522,959
                                                                   ============    ============

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                               $    871,152    $    721,522
    Accrued expenses                                                    531,227         587,554
    Current portion of long-term debt and notes in default            2,755,439       2,962,439
                                                                   ------------    ------------

            Total current liabilities                                 4,157,818       4,271,515
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock                                                   1,215,086       1,215,093
    Common stock: $.01 par value; authorized 200 million shares;
       issued and outstanding 11,625,557 in 2000
       issued and outstanding 11,223,194  in 1999                       116,256         112,232
    Additional paid-in capital                                        9,087,710       9,091,727
    Accumulated deficit                                             (14,362,181)    (14,167,608)
                                                                   ------------    ------------

            Total stockholders' deficit                              (3,943,129)     (3,748,556)
                                                                   ------------    ------------

            Total liabilities and stockholders' deficit            $    214,689    $    522,959
                                                                   ============    ============



    The accompanying notes are an integral part of these consolidated financial statements.

                                            3


Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations

                                                                          For the 16 Weeks Ended
                                                                        --------------------------
                                                                         April 16,      April 18,
                                                                           2000           1999
                                                                        (Unaudited)    (Unaudited)
                                                                        -----------    -----------
Revenue
     Restaurant sales revenue                                           $   795,542    $ 2,976,852
     Catering revenue                                                                      131,172
     Franchise and royalty revenue                                              907            955
                                                                        -----------    -----------

                Total revenue                                               796,449      3,108,979
                                                                        -----------    -----------

Costs and expenses
Restaurant and catering operating expenses:
     Food, beverage and paper                                               276,861        998,053
     Payroll and benefits                                                   324,519      1,127,947
     Depreciation and amortization                                                         207,947
     Other operating expenses                                               173,734        781,871
     Reserve for store closing                                                             300,000
                                                                        -----------    -----------

                Total restaurant and catering operating expenses            775,114      3,415,818
                                                                        -----------    -----------

                Income (loss) from restaurant and catering operations        21,335       (306,839)


Legal fees for bankruptcy filing                                             50,000
Adjustment to carrying value of assets sold in bankruptcy                  (140,427)
Forgiveness of debtor-in-possession financing                               (50,000)
General and administrative expenses                                         260,049        433,695
                                                                        -----------    -----------

                Operating loss                                              (98,287)      (740,534)

Other income (expense):
     Miscellaneous income (expense)                                           6,127          5,297
     Interest expense                                                      (102,413)      (115,144)
                                                                        -----------    -----------

                Net loss                                                $  (194,573)   $  (850,381)
                                                                        ===========    ===========

Basic and diluted loss per share                                        $      (.06)   $     (0.15)



     The accompanying notes are an integral part of these consolidated financial statements.

                                                4


Tanner's Restaurant Group, Inc.
Consolidated Statements of Cash Flows

                                                                       For the 16 Weeks Ended
                                                                     --------------------------
                                                                      April 16,      April 18,
                                                                        2000           1999
                                                                     (Unaudited)    (Unaudited)
                                                                     -----------    -----------
Cash flows from operating activities:
    Net loss                                                         $  (194,573)   $  (850,381)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                  207,947
         Adjustment to carrying value of assets sold in bankruptcy      (140,427)
         Forgiveness of debtor-in-possession financing                   (50,000)
         Loss on restaurant closings                                                    300,000
         Changes in assets and liabilities:
            Accounts receivable                                           30,353         47,148
            Notes receivable                                             102,771
            Inventory                                                     80,197         18,475
            Prepaid expenses and other assets                           (115,891)         5,041
            Accounts payable                                             149,630       (387,238)
            Accrued expenses and other liabilities                       (56,326)    (1,039,863)
                                                                     -----------    -----------
               Net cash provided by (used in) operating activities      (194,266)    (1,698,871)
                                                                     -----------    -----------

Cash flows from investing activities:
    Proceeds from of assets                                              275,000
    Purchase of property and equipment                                    (3,283)      (327,357)
                                                                     -----------    -----------
               Net cash used in investing activities                     271,717       (327,357)
                                                                     -----------    -----------

Cash flows from financing activities:
    Repayments of debt                                                  (207,000)      (146,295)
    Debtor-in-possession financing                                        50,000
    Proceeds from sale of Series D preferred stock                                    2,000,000
                                                                     -----------    -----------
               Net cash provided by financing activities                (157,000)     1,853,705
                                                                     -----------    -----------

Net change in cash and cash equivalents                                  (79,549)      (172,523)
Cash and cash equivalents, beginning of year                              80,076        222,163
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $       527    $    49,640
                                                                     ===========    ===========

Non-cash investing and financing activities:
    Conversion of Series D preferred stock into common stock         $         7

Supplemental cash flow information:
    Interest paid                                                    $    22,497    $   114,298



    The accompanying notes are an integral part of these consolidated financial statements.

                                              5

Tanner's Restaurant Group
Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation:

     On January 14, 1999, Tanner's Restaurant Group, Inc. ("we" or "Tanner's," formerly known as Harvest Restaurant Group, Inc.) and TRC Acquisition Corporation ("TRC") completed a forward triangular merger. For financial and accounting purposes, the effective date of the merger was December 27, 1998, and we have prepared the consolidated financial statements assuming the merger closed as of the end of the day on December 27, 1998. In the merger, shareholders of TRC received a majority of the shares of our outstanding common stock. For this reason, we treated the merger as a reverse acquisition by TRC for accounting purposes. As a result, the consolidated financial statements presented are those of TRC rather than Harvest Restaurant Group, Inc.

2.   Description of Business:

     As of December 28, 1999 Tanner's Restaurant Group, Inc., through its subsidiaries, owned seven restaurants and franchised one restaurant and a catering division under the name "Rick Tanner's Original Grill." We also owned one restaurant operating under the name "Crabby Bob's Seafood Grill." In January 2000, we converted the Crabby Bob's restaurant into a Tanner's restaurant. Also in January 2000, the Company's wholly owned subsidiary, Hartan, Inc., and six of Hartan's subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code. Hartan and these six subsidiaries owned substantially all of the assets used in the operation of our restaurants. On February 10, 2000, following receipt of the approval of the Bankruptcy Court, substantially all of the assets of Hartan and its subsidiaries were sold to Restaurant Teams International, Inc. ("RTI"). All proceeds from the sale were paid to creditors of Hartan and its subsidiaries. As a result of the sale, we no longer own, operate or franchise any restaurants, and we no longer have any operating assets. The Bankruptcy Court has dismissed the bankruptcy cases of Hartan and these six subsidiaries.

     We have prepared the accompanying unaudited consolidated financial statements in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, we have made all adjustments (consisting of normal accruals and adjustments) considered necessary for a fair presentation. The statements are subject to year-end adjustment. The consolidated results of operations for the 16 weeks ended April 16, 2000 may not be indicative of the results for the full fiscal year. For further information, refer to the audited financial statements we filed with the SEC in our Form 10-KSB for the year ended December 26, 1999.

3.   Earnings Per Share:

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires dual disclosure of earnings per share, basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options or convertible securities. Diluted earnings per share are computed by giving effect to our dilutive stock options, warrants and preferred stock. Options and warrants, which we refer to as potential common stock equivalents, are excluded from the diluted earnings per share calculations because they are antidilutive, given that we are operating at a net loss. These securities could become dilutive if our operations result in a net profit.

     The following table represents the calculation of basic and diluted earnings per share:

                                                      For the 16 Weeks Ended
                                                   ----------------------------

                                                      April 16,      April 18,
                                                        2000            1999
                                                   ------------    ------------
    Net loss                                       $   (194,573)   $   (850,381)
    Less: Dividends on Series A preferred stock        (138,436)       (138,436)
          Dividends on Series D preferred stock        (196,163)       (121,035)
          Dividends on Series E preferred stock        (182,759)       (153,387)
                                                   ------------    ------------
    Net loss attributable to common shareholders       (711,931)     (1,263,239)

    Weighted average common shares outstanding       11,596,817       8,311,994

    Basic and diluted loss per share               $       (.06)   $       (.15)


     During January 2000, holders of shares of our Series D preferred stock converted 6.9 shares of Series D preferred stock into 402,363 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in connection with the consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

     On January 28, 2000, Hartan, our wholly owned subsidiary, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. Six wholly owned subsidiaries of Hartan also filed voluntary petitions under Chapter 11 in the same jurisdiction. Hartan and these six subsidiaries owned substantially all of our assets.

     On February 9, 2000, the Bankruptcy Court approved a Sale of Assets Outside the Ordinary Course of Business Free and Clear of All Liens pursuant to Section 363(b) of the Bankruptcy Code by Hartan and its subsidiaries. On February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in the operation of our Rick Tanner's Original Grill restaurants to RTI for cash consideration of approximately $275,000. All proceeds of the sale were paid to creditors of Hartan and its subsidiaries. In addition, RTI forgave Hartan's repayment of $50,000 of debtor-in-possession financing that RTI had extended in connection with the bankruptcy, forgave any management fees owed to RTI by Hartan and its subsidiaries, and assumed certain liabilities pertaining to certain leases of Hartan and its subsidiaries. In addition, RTI agreed to indemnify certain former and, at that time, current officers and employees of the Company and its subsidiaries against any claims relating to the failure of the Company and its subsidiaries to pay certain taxes, with the maximum amount of such indemnification to be $125,000. The Bankruptcy Court has dismissed the bankruptcy cases of Hartan and these six subsidiaries.

     As a result of the sale of assets to RTI, we have no ongoing operations and no operating assets.

     Also in the first quarter of 2000, the third party that franchised our catering operations closed and defaulted on a note for $101,652, which we have written off.

Results of Operations for the 16 Week Period Ended April 16, 2000 Compared to the 16 Week Period Ended April 18, 1999

     Revenues. Total revenues decreased $2,312,530 during the first quarter (16 weeks) ended April 16, 2000, compared to the corresponding period of 1999. We had sold all eight of our restaurants by April 16, 2000, after having nine in operation on April 18, 1999. This decrease in sales is partially attributable to the impact of ice storms in January, but is primarily due to the sale of all eight of our restaurants on February 10, 2000 to RTI. On account of this sale, we were in operation for only six and one-half weeks during the first quarter of 2000, instead of 16 weeks, as in 1999.

     Costs and Expenses. In general, costs of goods sold increased as a percentage of sales during the first quarter of 2000, partially due to ice storms in January, days without electricity and some food spoilage.

     Food, beverage and paper costs were 34.8% of sales for the first quarter of 2000 versus 32.1% of sales for the same period in 1999. The 2.7% increase in food costs as a percentage of sales was primarily a result of decreased sales and bad weather.

     Payroll and benefit expense was 40.7% of sales for the first quarter of 2000 compared to 36.3% of sales for the same period in 1999. Labor costs increased by 2.9% due to the decrease in sales. We pay a portion of a benefits package that permits restaurant managers to obtain health, life and disability insurance. Benefit costs rose 1.5% as a percentage of sales, as a result of decreased sales.

     Other operating expenses decreased as a percentage of sales to 21.8% for the first quarter of 2000 from 25.1% for the same period in 1999. Advertising expenditures decreased by 1.8% as a percentage of sales. Restaurant supplies increased by 0.8% of sales, restaurant administration expense increased by 0.6% and insurance expense increased by 1.6%. All of these increases are primarily a result of the decrease in sales. Utility expense decreased by 1.2% of sales and rent expense decreased by 1.6% of sales. These decreases are due to the assumption of leases and utilities by RTI after the bankruptcy filing, but before the actual sale. Service contract expense decreased by 0.5% of sales. Pre-opening expenses decreased 1.3% in the first quarter of 2000 given that we had no development projects ongoing, whereas we had one new restaurant scheduled to open in the second quarter of 1999.

     We did not record any depreciation and amortization expense in the first quarter of 2000 after the write-down of all intangibles in November 1999 and the write-down of assets to estimated fair value less costs to sell in December 1999.

     We recorded a $50,000 charge for legal fees associated with the bankruptcy filing.

     We recorded an adjustment in the first quarter of 2000 in the amount of $140,427 for adjustments to the carrying value of Hartan's assets to their realized fair value, less costs to sell. This was due to changes in the estimated value of certain assets, and the change in the final purchase price.

     Prior to the filing of bankruptcy petitions by Hartan and six of its subsidiaries, RTI loaned $50,000 to Hartan while we attempted to negotiate the sale of our assets to RTI. This loan was forgiven as part of the sale of assets to RTI.

     General and administrative expenses decreased to $260,049 in the first quarter of 2000 from $433,695 in the first quarter of 1999, due to the bankruptcy filing and sale of the assets and subsequent reduction in operations. During the first quarter of 2000, we also wrote off the $101,652 note receivable from the third party that franchised our catering operations.

     Other Income (Expense). Miscellaneous income decreased in the first quarter of 2000 to 0.0% of sales, from 0.2% of sales in the first quarter of 1999. Interest expense decreased to $102,413 in the first quarter of 2000 from $115,144 in the first quarter of 1999. This is primarily attributable to the payment of principal related to the bankruptcy.

     Net Loss. We incurred a net loss of $194,573 for the first quarter of 2000 compared to $850,381 for the same period in 1999, primarily for the reasons described above.

Liquidity and Capital Resources

     Our cash and cash equivalents decreased $79,549 during the first quarter of 2000. The principal source of funds consisted of $275,000 from the impact of the sale of the restaurants and $50,000 of debtor-in-possession financing from RTI. The primary uses of funds consisted of:

     (a)  cash used in operations of $194,266,

     (b)  the purchase of fixed assets of $3,283, and

     (c)  payment of debt of $207,000

     We have not paid dividends on our Series A preferred stock since June 1998. We continue to review available alternatives for addressing these arrearages. As of April 16, 2000 accumulated dividends on the outstanding shares of our Series D preferred stock were $714,805, and accumulated dividends on our outstanding shares of Series E preferred stock were $747,356.

     We have incurred operating losses since inception, and as of April 16, 2000, we had an accumulated deficit of $14,362,181 and a working capital deficit of $3,943,129. Following the bankruptcy filings and the sale of assets by Hartan and six of its subsidiaries, we had no ongoing operations with which to generate cash flow or revenue. Hartan and these six subsidiaries owned substantially all of our assets.

     We are unable to pay our ongoing financial obligations. However, management believes that there may be value in keeping us current in our reporting obligations under the Securities Exchange Act of 1934. A third party has agreed to pay those expenses necessary for us to remain current in these reporting obligations. We can give no assurance that we will ever be able to realize any value from our situation, and the outside firm may decide to stop paying our reporting expenses at any time.


Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," " estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially form those indicated.

Year 2000 Computer Issues

     The "Year 2000 problem" is a general term used to identify those computer programs or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications that are programmed in this manner may recognize the year 2000 as the year 1900, thereby causing potential system failures or miscalculations, which could result in disruptions of normal business operations. We had no significant "Year 2000" problems.


PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The Court awarded the plaintiffs a judgment in the amount of $75,000. In addition, the court awarded a post-judgment writ of garnishment against one of our bank accounts. We are in the process of perfecting appeals from both judgments.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317). The plaintiff is seeking to recover damages of $38,691 for Harvest's failure to make payments under two equipment leases. The plaintiff has filed a first amended motion for summary judgment. Trial has been set for June 19, 2000. Settlement negotiations are ongoing.

     On April 14, 2000, Sysco Food Service of Atlanta, L.L.C. filed a complaint against us in the Superior Court of Fulton County, Georgia.

     We have been informed, orally, by FINOVA Mezzanine Capital, Inc. that FINOVA has filed a complaint against us.

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

     Lawsuits other than those identified in this Item 1 and of which we are unaware may have been filed during the period covered by this report.


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

     In January 2000, we issued 402,363 shares of common stock to certain holders of our Series D preferred stock upon their conversions of 6.9 shares of our Series D preferred stock.


Item 3. Defaults Upon Senior Securities

     Given that we no longer have any assets or ongoing operations, and given that a number of our liabilities remain outstanding, we must assume that we and our subsidiaries are in default under nearly all of our outstanding obligations. In the aggregate, these obligations, some of which are set forth below, total approximately $4.2 million.

     We believe that Hartan is in default under, among other things, its $2,000,000 note to FINOVA Mezzanine Capital, Inc. We have executed a guaranty of this note, of which a principal amount of approximately $1,793,000 remains outstanding.

     We believe that we, Hartan and Hartan's subsidiaries may be in default under notes to: SECA VII, LLC, in the principal amount of approximately $350,000; Ralph D'Iorio, in the principal amount of approximately $306,617; Colonial Bank, in the principal amount of approximately $213,353; and First Union National Bank, in the principal amount of approximately $92,469.

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The amount of dividends that accrued on the Series A preferred stock during the first quarter of 2000 was $138,436. As of April 16, 2000, the aggregate amount of the dividends in arrears with respect to our Series A preferred stock was $1,014,470.

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibit No.    Title

        2.1 Asset Purchase Agreement by and among Hartan, Inc., certain of its subsidiaries and Restaurant Teams International, Inc., dated February 2, 2000. (Filed as Exhibit 2.1 to our current report on Form 8-K filed February 25, 2000 and incorporated herein by reference).

       99.1 Press release dated January 13, 2000. (Filed as Exhibit 99.1 to our current report on Form 8-K filed January 14, 2000 and incorporated herein by reference).

       99.2 Press release dated January 31, 2000. (Filed as Exhibit 99.1 to our current report on Form 8-K filed February 1, 2000 and incorporated herein by reference).

       27.1         Financial Data Schedule as of April 16, 2000.




(b) Reports on Form 8-K. During the first quarter, we filed the following reports on Form 8-K:

     (i) On January 14, 2000, we filed a current report on Form 8-K to report the resignation of Timothy R. Robinson as Vice President, Chief Financial Officer and Secretary.

     (ii) On February 1, 2000, we filed a current report on Form 8-K to report the filings of voluntary petitions under Chapter 11 of the United States Bankruptcy Code by our wholly-owned subsidiary, Hartan, Inc., and six of its subsidiaries.

     (iii) On February 25, 2000, we filed a current report on Form 8-K to report the sale of substantially all of the assets of Hartan and its six subsidiaries to Restaurant Teams International, which sales were made Outside the Ordinary Course of Business Free and Clear of All Liens pursuant to Section 363(b) of the U.S. Bankruptcy Code.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TANNER'S RESTAURANT GROUP, INC.


Date: May 31, 2000                           By: /s/  Jose A. Auffant
                                             ------------------------
                                             Name: Jose A. Auffant
                                             Title: Chief Executive Officer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.         Title
-----------         -----

    2.1 Asset Purchase Agreement by and among Hartan, Inc., certain of its subsidiaries and Restaurant Teams International, Inc., dated February 2, 2000. (Filed as Exhibit 2.1 to our current report on Form 8-K filed February 25, 2000 and incorporated herein by reference).

   99.1 Press release dated January 13, 2000. (Filed as Exhibit 99.1 to our current report on Form 8-K filed January 14, 2000 and incorporated herein by reference).

   99.2 Press release dated January 31, 2000. (Filed as Exhibit 99.1 to our current report on Form 8-K filed February 1, 2000 and incorporated herein by reference).

   27.1             Financial Data Schedule as of April 16, 2000.