Form 10QSB
period 2000-07-09
TANNERS RESTAURANT GROUP INC
filed 2000-08-28
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Quarterly Period ended July 9, 2000

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


                          1087 Broad Street, 4th Floor
                          Bridgeport, Connecticut 06604
                          -----------------------------
          (Address of principal executive offices, including zip code)

                    Issuer's telephone number: (203) 333-6389


                              c/o J.P. Carey, Inc.
                      Atlanta Financial Center, East Tower
                         3343 Peachtree Road, Suite 500
                             Atlanta, Georgia 30326
                             ----------------------
                 (Former address, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,857,197 shares, as of August 23, 2000.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I  FINANCIAL INFORMATION .............................................    3

   Item 1.  Financial Statements ..........................................    3
   Item 2.  Management's Discussion and Analysis or Plan of Operation .....    9

PART II  OTHER INFORMATION ................................................   11

   Item 1.  Legal Proceedings .............................................   11
   Item 2.  Changes in Securities and Use of Proceeds .....................   11
   Item 3.  Defaults Upon Senior Securities ...............................   12
   Item 6.  Exhibits and Reports on Form 8-K ..............................   13

SIGNATURES ................................................................   15


EXHIBIT INDEX .............................................................   16

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
Tanner's Restaurant Group, Inc.
Consolidated Balance Sheet as of July 9, 2000 (Unaudited)

                                     ASSETS
                                     ------


CURRENT ASSETS:
         Cash                                                       $   482,776
         Accounts receivable                                             16,079
         Notes receivable                                                20,483
         Property and equipment held for sale                            88,018
         Prepaid expenses and other current assets                      105,661
                                                                    -----------
                  Total current assets                                  713,017

PROPERTY AND EQUIPMENT                                                   28,812

DEPOSITS                                                            $     4,891
                                                                    -----------
                                                                    $   746,720
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
         Accounts payable                                           $   885,276
         Accrued expenses                                               531,227
         Current portion of long-term debt and notes in default       2,755,439
                                                                    -----------
                  Total current liabilities                           4,171,942

ACCOUNTS PAYABLE                                                        118,059

NOTES PAYABLE OFFICERS                                                   34,154

CONVERTIBLE DEBENTURES                                                4,553,652

STOCKHOLDERS' DEFICIT:
         Preferred stock                                              1,214,796
         Common stock, $.01 par value, 200 million shares,
         authorized 63,816,575 issued and outstanding                   638,166
         Additional paid - capital                                   (7,976,013)
         Accumulated deficit                                         (2,008,036)
                                                                    -----------
                  Total stockholders' deficit                        (8,131,087)
                                                                    -----------
                                                                    $   746,720
                                                                    ===========

                  See notes to unaudited financial statements.



Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations

                                                               For the 12 Weeks Ended
                                                            -----------------------------
                                                            July 9, 2000    June 30, 1999
                                                            ------------    -------------
                                                             (Unaudited)     (Unaudited)

Revenues                                                    $      5,547    $        --
Costs and expenses                                               (16,874)            --
                                                            ------------    -------------
         Gross profit (loss)                                     (11,327)            --

Selling, general and administrative                              417,826             --
                                                            ------------    -------------
         Loss from operations before other expense              (429,153)            --

Other expense:
         Interest expense                                     (1,517,884)            --
                                                            ------------    -------------

Loss from continuing operations before extraordinary gain     (1,947,037)            --

         Extraordinary gain on debt extinguishment               197,000             --
                                                            ------------    -------------

Net loss                                                    $ (1,750,037)            --
                                                            ============    =============

Net loss per common share - basic and diluted
         Continuing operations                              $      (0.08)   $       (0.05)
         Extraordinary gain                                          .01             --
                                                            ------------    -------------
                                                            $      (0.07)   $       (0.05)
                                                            ============    =============

Weighted average common shares
         Outstanding - basic and diluted                      30,196,986        8,334,489
                                                            ============    =============


                  See notes to unaudited financial statements.

                                        4


Tanner's Restaurant Group, Inc.
Consolidated Statements of Operations

                                                               For the 28 Weeks Ended
                                                            ----------------------------
                                                            July 9, 2000   June 30, 1999
                                                            ------------   -------------
                                                             (Unaudited)    (Unaudited)

Revenues                                                    $     18,950    $       --
Costs and expenses                                               (39,013)           --
                                                            ------------    ------------
         Gross profit (loss)                                     (20,063)           --

Selling, general and administrative                              539,007            --
                                                            ------------    ------------
         Loss from operations before other expense              (559,070)           --

Other expense:
         Interest expense                                     (1,517,884)           --
                                                            ------------    ------------

Loss from continuing operations before extraordinary gain     (2,076,954)           --

         Extraordinary gain on debt extinguishment               197,000            --
                                                            ------------    ------------

Net loss                                                    $ (1,879,954)           --
                                                            ============    ============

Net loss per common share - basic and diluted
         Continuing operations                              $      (0.15)   $      (0.10)
         Extraordinary gain                                         0.01            --
                                                            ------------    ------------
                                                            $      (0.14)   $      (0.10)
                                                            ============    ============

Weighted average common shares
         Outstanding - basic and diluted                      19,584,741       8,324,368
                                                            ============    ============


                  See notes to unaudited financial statements.

                                        5


Tanner's Restaurant Group, Inc.
Consolidated Statements Cash Flows as of July 9, 2000 (Unaudited)

                                                            For the 28 Weeks Ended
                                                         ----------------------------
                                                         July 9, 2000   June 30, 1999
                                                         ------------   -------------
                                                         (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss                                        $(1,879,954)   $
                                                         -----------    -----------

         Adjustments to reconcile net loss to net cash
             used in operating activities:
               Beneficial conversion feature               1,517,884           --
               Extraordinary gain                           (197,000)          --
         Changes in assets and liabilities:
               Decrease in accounts receivable                77,720           --
               Increase in accounts payable                  107,126           --
               Increase in deposits                      $    (4,891)          --
                                                         -----------    -----------
                                                         $ 1,500,839           --
                                                         -----------    -----------

         Net cash used in operating activities           $  (379,115)          --
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                            $   (28,812)          --
                                                         -----------    -----------

         Net cash used in investing                      $   (28,812)          --
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payment of note payable - officer                   (10,000)          --
         Proceeds from convertible debentures            $   900,000           --
                                                         -----------    -----------

         Net cash provided by financing activities           890,000           --
                                                         -----------    -----------

Net increase in cash                                         482,073           --
                                                         -----------    -----------

CASH, beginning of period                                        703           --
                                                         -----------    -----------

CASH, end of period                                      $   482,776           --
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Assumption of net liabilities for common stock:
          Convertible debentures                           3,653,652
          Notes payable officer                               45,454


                  See notes to unaudited financial statements.

                                        6

Tanner's Restaurant Group, Inc.
Notes To Consolidated Financial Statements as of July 9, 2000 (Unaudited)


1.   Basis Of Preparation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and disclosures required for annual financial statements.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of July 9, 2000, and the results of operations and cash flows for the periods ended July 9, 2000 and June 30, 1999 have been included.

     The results of operations for the period ended July 9, 2000, are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition

     Effective May 31, 2000 (closing date June 2, 2000), the Company acquired all of the common stock of Fone.com, Limited ("Fone.com"), a company organized under the laws of England and Wales, in exchange for 40,000,000 shares of the Company's common stock and the assumption of $3,453,652 of debt of DCI Telecommunications, Inc. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Fone.com, pursuant to which Fone.com is treated as the continuing entity. Following the acquisition, Fone.com was renamed "B4B Communications, Limited."

     On June 7, 2000, the Company received a net investment of $900,000 in exchange for 6% secured convertible debentures. The Company issued debentures in an aggregate principal amount of $4,553,652, of which $4,353,652 were issued to Sherman LLC ("Sherman") and $200,000 were issued to Triton Private Equities Fund, LP ("Triton"). The debentures issued to Triton were issued to refinance existing indebtedness owed to Triton. The debentures issued to Sherman were issued in exchange for an investment of $900,000 by Sherman, the payment of $200,000 of the Company's existing indebtedness by Sherman, and to refinance another $3,653,652 of existing indebtedness owed by the Company.

     The debentures issued to Sherman and Triton entitle the holder to convert all or a portion of the debentures into shares of the Company's common stock at a conversion price which is the lower of $.75 per share or a variable conversion price of seventy-five percent (75%) of the average of the five lowest closing prices of stock during the twenty preceding trading days immediately prior to the date of conversion. In addition, the conversion price of common stock is reduced by a further 10% discount if, before October 5, 2000, the Company sells common stock, without consent of each of the holders of the debentures, at a price that is lower than either the market price of the common stock on June 7, 2000 or $.75 per share. The maximum number of shares of common stock into which the holder of the debenture may convert is capped at 4.9% of the total number of outstanding shares of common stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. The holder of the debenture may convert into additional shares of common stock only to the extent that previously converted shares are sold in the open market, so that the amount beneficially owned by that holder never exceeds 4.9%. The debentures are secured by all of the assets and property of the Company, including a pledge of all outstanding shares of Fone.com. In addition, the Company has agreed to file a registration statement with the SEC within 150 days of June 7, 2000 covering resale of the common stock issuable upon conversion of the debentures.

3.   Earnings Per Share

     The following table represents the calculation of basic and diluted earnings per share:


Tanner's Restaurant Group, Inc.


                                      For the 12 Weeks Ended         For the 28 Weeks Ended
                                      ----------------------         ----------------------

                                   July 9, 2000   June 30, 1999   July 9, 2000    June 30, 1999
                                   ------------   -------------   ------------    -------------
                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net loss                          $ (1,750,037)   $       --      $ (1,879,954)   $       --

Less:  Dividends on Series A          (138,436)       (138,436)       (276,872)       (306,880)
       Preferred Stock
       Dividends on Series D          (160,965)       (128,882)       (321,930)       (229,204)
       Preferred Stock
       Dividends on Series E          (148,900)       (148,900)       (297,800)       (277,947)
       Preferred Stock

       ------------------

       Net loss attributable to
       common shareholder         $ (2,198,338)   $   (416,218)   $ (2,776,556)   $   (814,031)

       Weighted average common
       shares outstanding           30,196,986       8,334,489      19,584,741       8,324,368



                                        8

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

General
-------

     Effective May 31, 2000, (closing date June 2, 2000), the Company acquired all of the common stock of Fone.com, Limited ("Fone.com"), a company organized under the laws of England and Wales that has been subsequently renamed B4B Communications, Limited, from DCI Telecommunications, Inc. in exchange for 40,000,000 shares of the Company's common stock and the assumption of $3,453,652 of debt of DCI. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Fone.com, pursuant to which Fone.com is treated as the continuing entity. Accordingly, the Statement of Operations reflects the activity of Fone.com since inception.

     On June 7, 2000, the Company received a net investment of $900,000 in exchange for 6% secured convertible debentures. Tanners issued the Debentures in an aggregate principal amount of $4,553,652, of which $4,353,652 were issued to Sherman LLC ("Sherman") and $200,000 were issued to Triton Private Equities Fund, LP ("Triton"). The debentures issued to Triton were issued to refinance existing indebtedness owed to Triton. The debentures issued to Sherman were issued in exchange for an investment of $900,000 by Sherman, the payment of $200,000 of the Company's existing indebtedness by Sherman, and to refinance another $3,653,652 of existing indebtedness owed by the Company.

Results of Operations
---------------------

     Revenues and costs and expenses for the 28 weeks ended July 9, 2000 were $18,950 and $39,013, respectively. There were no revenues and costs and expenses for the comparable 1999 period.

     Selling, general and administrative expenses for the 28 weeks ended July 9, 2000 were $539,007, consisting principally of salaries, rent and professional fees associated with the Company's acquisition of Fone.com.

     The Company recognized interest expense of $1,517,884 as a result of the beneficial conversion feature of the convertible debenture of $4,553,652 assumed in the acquisition of Fone.com.

     The Company recognized an extraordinary gain in the period ended July 9, 2000 as a result of the settlement of an accounts payable with a vendor.

Liquidity and Capital Resources
-------------------------------

     Cash used in operations for the period ended July 9, 2000 was $379,115, principally as a result of the operating loss before non-cash items of $429,153.

     At July 9, 2000, the Company's primary source of liquidity was $482,776 in cash.

     Management believes that the Company's sources of working capital may be insufficient to meet its ongoing financial obligations. As of July 9, 2000, we had $482,776 in cash, but we had current liabilities of $4,171,942 as of that date and generated revenues of only $18,950 during the 28 weeks ended on that date. Our current liabilities are in addition to our long term debt. We hope to renegotiate or restructure our outstanding debt on more favorable terms; but if we cannot renegotiate our debt on more favorable terms, and if our revenues do not grow with sufficient speed and magnitude, we may become unable to continue as a going concern. Because we have pledged the outstanding stock of Fone.com to Sherman and Triton as security for our outstanding indebtedness to them, any default on that indebtedness will enable Sherman and Triton to take control of Fone.com, and we could be left without any business with which to generate revenue.

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially form those indicated.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest Restaurant Group, Inc. (now known as Tanner's Restaurant Group, Inc.) was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The Court has awarded the plaintiffs a judgment against us in the amount of $75,000. In addition, the Court has awarded a post-judgment writ of garnishment against one of our bank accounts.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317), seeking recovery of damages of $38,691 for Harvest's failure to make payments under two equipment leases. The court has awarded the plaintiffs a judgment in the amount of $38,691.

     On August 20, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Toufic Kahlife in Bexar County District Court in Case No. 98-CI-12200. The Court has entered a judgment in favor of the plaintiffs for $87,500, plus court costs and interest.

     On April 14, 2000, Sysco Food Service of Atlanta, L.L.C. filed a complaint against us in the Superior Court of Fulton County, Georgia. We have reached a settlement agreement with Sysco that requires us to pay Sysco $60,000 in cash and issue to Sysco shares of common stock valued at $100,000 on or before September 15, 2000.

     On June 22, 2000, litigation was commenced against the Company and certain of its affiliated companies by Finova Mezzanine Capital Inc. The litigation arises out of certain guaranties executed by the Company and its affiliated companies in connection with two promissory notes executed by Hartan, Inc., a wholly-owned subsidiary of the Company, in January 1999 in connection with the merger of TRC Acquisition Corporation with and into Hartan. The Complaint seeks a judgment against the Company and the affiliated companies in the amount of $1,790,323.52 plus interest, costs and attorneys fees.

     Prior to the merger of TRC with and into Hartan, Harvest had settled a number of lawsuits and claims, and since the merger, the Company has settled additional lawsuits and claims. Some of these settlements are documented by executed settlement agreements and releases while others are not.

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

     In May 2000, we issued 12,191,018 shares of common stock to certain holders of our Series D preferred stock upon their conversions of 290.6 shares of our Series D preferred stock.

     Also in May 2000, we issued a convertible note in the principal amount of $50,000 to Bonham Drive LLC. This note bears interest at a rate of 7% per annum, is convertible into shares of common stock at a conversion price of $.03 per share, and matures on December 31, 2000.

     In June 2000, we issued 40,000,000 shares of our common stock to DCI Telecommunications, Inc. in connection with our acquisition of Fone.com, Limited.

     Also in June 2000, we issued two 6% Secured Convertible Debentures in an aggregate principal amount of $4,553,652. These Debentures bear interest at a rate of 6% per annum and will mature on June 7, 2002. These Debentures entitle the holders thereof to convert all or a portion of the Debentures into shares of our common stock at a conversion price which is the lower of (i) $.75 per share or (ii) seventy-five percent of the average of the five lowest closing prices of our common stock during the twenty preceding trading days immediately prior to the date of conversion. In addition, the conversion price will be further reduced by a ten percent discount if, before October 5, 2000, we sell shares of our common stock without the consent of all of the holders of the Debentures at a price that is lower than either the market price of our common stock on June 7, 2000 or $.75 per share. The maximum number of shares of common stock into which the holder of a Debenture may convert is capped at 4.9% of the total number of outstanding shares of our common stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. The holder of a Debenture may convert into additional shares of common stock only to the extent that previously converted shares of common stock have been sold in the open market, such that that total number of shares beneficially owned by that holder never exceeds 4.9% of the outstanding shares of our common stock. The Company may redeem the Debentures in whole or in part at redemption prices that increase over time from 123.33% of the principal amount (during the 120 day period following June 7, 2000) to 133.33% of the principal amount (at any time more than 180 days after June 7, 2000). The Debentures are secured by all of the assets and property of the Company, including a pledge of all of the outstanding shares of Fone.com.

     We have also agreed to issue to Sysco, on or before September 15, 2000, shares of our common stock valued at $100,000. See "Item 1. Legal Proceedings," above.


Item 3. Defaults Upon Senior Securities
---------------------------------------

     Prior to the acquisition of Fone.com, the Company had sold its restaurant business and had no assets or ongoing operations. Given that a number of its liabilities remained outstanding during this period, we must assume that we and our subsidiaries are in default under nearly all of the Company's pre-acquisition obligations. In the aggregate, these obligations, some of which are set forth below, total approximately $4.2 million.

     We believe that Hartan is in default under, among other things, its $2,000,000 note to FINOVA Mezzanine Capital, Inc. We have executed a guaranty of this note, of which a principal amount of approximately $1,790,000 remains outstanding. As described above, this guaranty is the subject of ongoing litigation.

     We believe that certain of the affiliated Tanner's companies may be in default under notes to: SECA VII, LLC, in the principal amount of approximately $350,000; Ralph D'Iorio, in the principal amount of approximately $306,617; Colonial Bank, in the principal amount of approximately $213,353; and First Union National Bank, in the principal amount of approximately $92,469. To the knowledge of the new management team, we have not been notified whether we or our subsidiaries are in default under these obligations; accordingly, pursuant to the instruction to Item 3(a) of Form 10-QSB, we have not provided all of the information required by Item 3(a) of Form 10-QSB.

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The amount of dividends that accrued on the Series A preferred stock during the second quarter of 2000 was $138,436. As of July 9, 2000, the aggregate amount of the dividends in arrears with respect to our Series A preferred stock was $1,152,906.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibit No.    Title
     -----------    -----

        2.1 Stock Purchase Agreement by and between Tanner's Restaurant Group, Inc. and DCI Telecommunications dated May 31, 2000. (Filed as Exhibit 2.1 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

        4.1 Form of Debenture. (Filed as Exhibit 4.1 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

        4.2 Convertible Promissory Note, dated May 12, 2000, by and between Bonham Drive LLC and Tanner's Restaurant Group, Inc.

       10.1 Securities Purchase Agreement by and among Tanner's Restaurant Group, Inc., Sherman L.L.C., and Triton Private Equities Fund, L.P. dated June 7, 2000. (Filed as Exhibit
                    10.1 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

       10.2 Security Interest and Pledge Provisions between Tanner's Restaurant Group, Inc. and Fone.com Limited. (Filed as
                    Exhibit 10.2 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

       10.3 Registration Rights Agreement by and among Tanner's Restaurant Group, Inc., Sherman L.L.C., and Triton Private Equities Fund, L.P. dated June 7, 2000. (Filed as Exhibit
                    10.3 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

       10.4 Lease Agreement, dated June 9, 2000, by and between John Broadcannon, LLC, as landlord, and Corzon, Inc. (a/k/a Tanner's Restaurant Group, Inc. ), as Tenant.

       10.5 Master Service Agreement, dated February 22, 2000, by and between Viatel UK, LTD. and Fone.com, Ltd.

       10.6 International Message Telephone Service Agreement, dated January 14, 2000, between Pacific Gateway Exchange (UK) Limited and Fone.com, Ltd.

       20.1 Notice of Action Taken by the Written Consent of the Holders of a Majority of the Outstanding Shares of Common Stock, dated June 1, 2000.

       21.1         Subsidiaries.

       27.1         Financial Data Schedule.


(b) Reports on Form 8-K. During the second quarter, we filed the following reports on Form 8-K:

     (i) On May 26, 2000, we filed a current report on Form 8-K to report the change in control caused by the conversions of shares of our Series D preferred stock into shares of our common stock by certain holders of our Series D preferred stock. Following conversion, these shares of our common stock represented approximately 51.2% of our then-outstanding shares of common stock.

     (ii) One June 19, 2000, we filed a current report on Form 8-K to report our acquisition of Fone.com, Limited from DCI Telecommunications, Inc. and the change in control caused by our issuance to DCI of 40,000,000 shares of our common stock, representing approximately 62.67% of our then-outstanding shares of common stock.

     (iii) One June 22, 2000, we filed a current report on Form 8-K to report our change in accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TANNER'S RESTAURANT GROUP, INC.


Date: August 28, 2000                       By: /s/ Lawrence Shatsoff
                                            -------------------------
                                            Name: Lawrence Shatsoff
                                            Title: President

                                  EXHIBIT INDEX


  Exhibit No.    Title
  -----------    -----

     2.1 Stock Purchase Agreement by and between Tanner's Restaurant Group, Inc. and DCI Telecommunications dated May 31, 2000. (Filed as Exhibit 2.1 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

     4.1 Form of Debenture. (Filed as Exhibit 4.1 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

     4.2 Convertible Promissory Note, dated May 12, 2000, by and between Bonham Drive LLC and Tanner's Restaurant Group, Inc.

    10.1 Securities Purchase Agreement by and among Tanner's Restaurant Group, Inc., Sherman L.L.C., and Triton Private Equities Fund, L.P. dated June 7, 2000. (Filed as Exhibit
                 10.1 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

    10.2 Security Interest and Pledge Provisions between Tanner's Restaurant Group, Inc. and Fone.com Limited. (Filed as
                 Exhibit 10.2 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

    10.3 Registration Rights Agreement by and among Tanner's Restaurant Group, Inc., Sherman L.L.C., and Triton Private Equities Fund, L.P. dated June 7, 2000. (Filed as Exhibit
                 10.3 to our current report on Form 8-K filed on June 19, 2000 and incorporated herein by reference.)

    10.4 Lease Agreement, dated June 9, 2000, by and between John Broadcannon, LLC, as landlord, and Corzon, Inc. (a/k/a Tanner's Restaurant Group, Inc. ), as Tenant.

    10.5 Master Service Agreement, dated February 22, 2000, by and between Viatel UK, LTD. and Fone.com, Ltd.

    10.6 International Message Telephone Service Agreement, dated January 14, 2000, between Pacific Gateway Exchange (UK) Limited and Fone.com, Ltd.

    20.1 Notice of Action Taken by the Written Consent of the Holders of a Majority of the Outstanding Shares of Common Stock, dated June 1, 2000.

    21.1         Subsidiaries.

    27.1         Financial Data Schedule.