Form 10QSB
period 2000-09-30
CORZON INC
filed 2000-11-20
CIK 949485

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

          For the Quarterly Period Ended: October 1, 2000

                                 OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

    for the transition period from:

                  Commission File Number 33-95796


                           CORZON, Inc.
                           ------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 73,494,998 shares, as of November 9, 2000.

                            TABLE OF CONTENTS
                            -----------------


                                                          PAGE
                                                          ----

PART I  FINANCIAL INFORMATION .........................    3

   Item 1.  Financial Statements ......................    3-8
   Item 2.  Management's Discussion and Analysis
              or Plan of Operation ....................    9-10

PART II  OTHER INFORMATION ............................   11

   Item 1.  Legal Proceedings .........................   11
   Item 2.  Changes in Securities and Use of Proceeds..   12
   Item 3.  Defaults Upon Senior Securities ...........   12
   Item 6.  Exhibits and Reports on Form 8-K...........   13

SIGNATURES.............................................   14

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                                  Corzon, Inc.
          Consolidated Balance Sheet as of October 1, 2000 (Unaudited)

                               ASSETS
                               ------
CURRENT ASSETS:
         Cash                                         $   192,036
         Accounts receivable                              126,970
         Property and equipment held for sale              88,018
         Prepaid expenses and other current assets        105,661
                                                      -----------
                  Total current assets                    512,685

PROPERTY AND EQUIPMENT                                     45,130

DEPOSITS                                                    7,320
                                                      -----------
TOTAL ASSETS                                          $   565,135
                                                      ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------

CURRENT LIABILITIES:
         Accounts payable                             $   327,994
         Accrued expenses                               1,036,567
         Current portion of long-term debt
           and notes in default                         2,755,439
                                                      -----------
                  Total current liabilities             4,120,000

ACCOUNTS PAYABLE                                          118,059

NOTES PAYABLE OFFICERS                                     26,997

CONVERTIBLE DEBENTURES                                  4,553,652
                                                      -----------
TOTAL LIABILITIES:                                      8,818,708

STOCKHOLDERS' DEFICIT:
         Preferred stock                                1,207,296
         Common stock, $.01 par value, 500 million
           shares, authorized 71,812,741 issued
           and outstanding                                718,128
         Deferred compensation                           (152,734)
         Additional paid - capital                     (7,789,100)
         Accumulated deficit                           (2,237,163)
                                                       -----------
                  Total stockholders' deficit          (8,253,573)
                                                       -----------
                                                      $   565,135
                                                       ===========

              See notes to unaudited financial statements.

                                  Corzon, Inc.
                     Consolidated Statements of Operations

                                           For the 12 Weeks Ended
                                      -----------------------------
                                    October 1,2000    October 3,1999
                                      ------------    -------------
                                        (Unaudited)     (Unaudited)

Revenues                               $     72,020    $        --
Costs and expenses                           60,277         22,428
                                       ------------    -------------
Gross profit (loss)                          11,743        (22,428)

Selling, general and administrative         172,575         28,314
                                       ------------    -------------
   Loss from operations
     before other expense                  (160,832)       (50,742)

Other expense:
         Interest expense                    68,295             --
                                       ------------    -------------
Net loss                               $   (229,127)     $ (50,742)
                                       ============    =============

Net loss per common share
 - basic and diluted                   $      (0.00)   $      (0.06)
                                       ============    =============

Weighted average common shares
    Outstanding - basic and diluted      65,285,226       8,334,489
                                       ============    =============

            See notes to unaudited financial statements.

                                  Corzon, Inc.
                     Consolidated Statements of Operations

                                       For the 40 Weeks Ended
                                    ----------------------------
                                  October 1,2000  October 3, 1999
                                    ------------   -------------
                                     (Unaudited)    (Unaudited)

Revenues                           $     90,970    $       --
Costs and expenses                       99,290         22,428
                                   ------------    ------------
         Gross profit (loss)             (8,320)       (22,428)

Selling, general & administrative       711,582         28,314
                                   ------------    ------------
         Loss from operations before
           other expense               (719,902)       (50,742)

Other expense:
         Interest expense            (1,586,179)           --
                                   ------------    ------------

Loss from continuing operations
  before extraordinary gain          (2,306,081)       (50,742)

         Extraordinary gain on
           debt extinguishment          197,000            --
                                   ------------    ------------

Net loss                           $ (2,109,081)     $ (50,742)
                                   ============    ============

Net loss per common share - basic and diluted
         Continuing operations     $      (0.03)   $      (0.15)
         Extraordinary gain                0.00            --
                                   ------------    ------------
                                   $      (0.03)   $      (0.15)
                                   ============    ============

Weighted average common shares
   Outstanding - basic and diluted   64,257,170       8,325,491
                                   ============    ============

               See notes to unaudited financial statements.

                                  Corzon, Inc.



                                     Consolidated Statements Cash Flows
                                           For the 40 Weeks Ended
                                        ----------------------------
                                      October 1,2000   October 3, 1999
                                        ------------   -------------
                                        (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $(2,109,081)   $   (50,742)
                                        -----------     -----------
 Adjustments to reconcile net loss
 to net cash used in operating activities:
  Beneficial conversion
   feature                                1,517,884           --
  Extraordinary gain                       (197,000)          --
  Depreciation                                  791           --
  Amortization of deferred compensation       6,641           --
 Changes in assets and liabilities:
  Decrease (increase) in accounts
   receivable                               (12,688)       (12,602)
  Increase in accounts payable
   and accrued expenses                     126,360         98,267
  Increase in deposits                       (7,308)          --
                                        -----------    -----------
                                          1,434,680         85,665
                                        -----------    -----------

   Net cash provided by (used in)
     operating activities                  (674,401)        34,923
                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     (17,109)          --
                                        -----------    -----------

   Net cash used in investing               (17,109)          --
                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable - officer        (17,157)          --
   Proceeds from convertible debentures     900,000           --
                                        -----------    -----------
   Net cash provided by
     financing activities                   882,843          --
                                        -----------    -----------


   Net increase in cash                     191,333         34,923
                                        -----------    -----------

CASH, beginning of period                       703           --
                                        -----------    -----------

CASH, end of period                     $   192,036    $    34,923
                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Assumption of net liabilities for common stock:
   Convertible debentures                 3,653,652           --
   Notes payable officer                     45,454           --


            See notes to unaudited financial statements.

                                  Corzon, Inc.
  Notes To Consolidated Financial Statements as of October 1, 2000 (Unaudited)


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

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 1, 2000, and the results of operations and cash flows for the periods ended October 1, 2000 and October 3, 1999 have been included.

     The results of operations for the period ended October 1, 2000, are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition

     Effective May 31, 2000 (closing date June 2, 2000), the Company acquired all of the common stock of Fone.com, Limited ("Fone.com"), a company organized under the laws of England and Wales, in exchange for 40,000,000 shares of the Company's common stock and the assumption of $3,453,652 of debt of DCI Telecommunications, Inc. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Fone.com, pursuant to which Fone.com is treated as the continuing entity.
Following the acquisition, Fone.com was renamed B4B Communications, Limited ("B4B").

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

     The debentures issued to Sherman and Triton entitle the holder to convert all or a portion of the debentures into shares of the Company's common stock at a conversion price which is the lower of $.75 per share or a variable conversion price of seventy-five percent (75%) of the average of the five lowest closing prices of stock during the twenty preceding trading days immediately prior to the date of conversion. The maximum number of shares of common stock into which the holder of the debenture may convert is capped at 4.9% of the total number of outstanding shares of common stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended subject to certain specific exceptions . The holder of the debenture may convert into additional shares of common stock only to the extent that previously converted shares are sold in the open market, so that the amount beneficially owned by that holder does not exceed 4.9% subject to certain specific exceptions. The debentures are secured by all of the assets and property of the Company, including a pledge of all outstanding shares of B4B, one of the Company's wholly owned subsidiaries. In addition, the Company agreed to file, and has filed, a registration statement with the SEC covering resale of the common stock issuable upon conversion of the debentures. Subsequently, the Company has been given a 90-day extension to file the aforementioned registration statement.

3.   Earnings Per Share

     The following table represents the calculation of basic and diluted earnings per share:


Corzon, Inc.

                          For the 12 Weeks       For the 40 Weeks
                                Ended                  Ended
                        --------------------   --------------------
                         October 1 October 3  October 1  October 3
                           2000      1999       2000       1999
                        ---------- ---------  ----------  ---------
                      (Unaudited) (Unaudited) (Unaudited)(Unaudited)

Net loss              $ (1,636,828) ($50,742) $(1,998,898) ($50,742)

Less:
 Dividends on Series A    (138,436) (138,436)   (415,309)  (415,308)
 Preferred Stock

 Dividends on Series D    (154,595) (132,929)   (476,525)  (374,860)
 Preferred Stock

 Dividends on Series E    (148,900) (137,069)   (446,700)  (427,527)
 Preferred Stock

 ------------------

 Net loss attributable
 to common shareholder $(2,078,759)$(459,176)$(3,337,432)$(1,268,437)

 Weighted average common
 shares outstanding     65,285,226 8,334,489  64,257,170  8,325,491


4.   Common Stock

     In August, 2000 the Company issued 1,275,000 shares of common stock to Morrow & Company and 1,275,000 shares to William Poudrier, an employee of Morrow for services commencing September 1, 2000. These services are for a two year period ending August 31, 2002, and are for Morrow to serve as an advisor with respect to stock watch, investor relations, corporate governance and proxy related matters. The shares were valued at $.0625 per share.

     In September, 66,098 and 234,183 shares of common stock were issued to two individuals resulting from their conversion of 1.5 and 6 shares of Series D preferred stock.

     Also in September, 2,105,263 shares of common stock were issued to Sysco Food Services to complete a settlement agreement with Sysco that was previously reported. The shares were valued at $.0475 per share.

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

General
-------

     Effective May 31, 2000, (closing date June 2, 2000), the Company acquired all of the common stock of Fone.com, Limited ("Fone.com"), a company organized under the laws of England and Wales that has been subsequently renamed B4B Communications, Limited, from DCI Telecommunications, Inc. in exchange for 40,000,000 shares of the Company's common stock and the assumption of $3,453,652 of debt of DCI. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of B4B, pursuant to which B4B is treated as the continuing entity. Accordingly, the Statement of Operations reflects the activity of B4B since inception.

     On June 7, 2000, the Company received a net investment of $900,000 in exchange for 6% secured convertible debentures. Tanners Restaurant Group, Inc., now known as Corzon, Inc., issued the Debentures in an aggregate principal amount of $4,553,652, of which $4,353,652 were issued to Sherman LLC ("Sherman") and $200,000 were issued to Triton Private Equities Fund, LP ("Triton"). The debentures issued to Triton were issued to refinance existing indebtedness owed to Triton. The debentures issued to Sherman were issued in exchange for an investment of $900,000 by Sherman, the payment of $200,000 of the Company's existing indebtedness by Sherman, and to refinance another $3,653,652 of existing indebtedness owed by the Company.

Results of Operations
---------------------

     Revenues and costs and expenses for the 12 weeks ended October 1, 2000 were $72,020 and $60,277 respectively, and $90,970 and $99,290 for the 40 week period ended October 1, 2000 respectively. There were no revenues and minimal costs and expenses for the comparable 1999 period.

     Selling, general and administrative expenses for the 12 weeks ended October 1, 2000 were $165,934 and for the 40 weeks ended October 1, 2000 were $704,941. For the 12 week period, SG&A consisted principally of legal and accounting fees relating to the filing of an SB-2 Registration Statement and the legal fees associated with the on-going negotiations and settlement of certain lawsuits against the Company.

     The Company recognized interest expense of $68,295 for the quarter as a result of the beneficial conversion feature of the convertible debentures of $4,553,652 assumed in the acquisition of B4B.

Liquidity and Capital Resources
-------------------------------

     Cash used in operations for the period ended October 1, 2000 was $379,115, principally as a result of the operating loss before non-cash items of $713,261.

     At October 1, the Company's primary source of liquidity was $192,036 in cash.

     Management believes that the Company's sources of working capital may be insufficient to meet its ongoing financial obligations. As of October 1, 2000, we had $192,036 in cash, but we had current liabilities of $4,120,000 as of that date and generated revenues of only $90,970 during the 40 weeks ended on that date. Our current liabilities are in addition to our long term debt. We hope to renegotiate or restructure our outstanding debt on more favorable terms; but if we cannot renegotiate our debt on more favorable terms, and if our revenues do not grow with sufficient speed and magnitude, we may become unable to continue as a going concern. Because we have pledged the outstanding stock of B4B to Sherman and Triton as security for our outstanding indebtedness to them, any default on that indebtedness will enable Sherman and Triton to take control of B4B, and we could be left without any business with which to generate revenue.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

We are a named party in the following legal proceedings:

     On June 1, 1998, Harvest Restaurant Group, Inc. (now known as Corzon, Inc.) was named as a defendant in a lawsuit filed in Texas in Nueces District Court by Lin Chin Liu Ho and Chi Pen Ho (Case Number 98-2048-E). The Court has awarded the plaintiffs a judgment against us in the amount of $75,000. In addition, the Court awarded a post-judgment writ of garnishment against one of our bank accounts. Settlement discussions are ongoing.

     On August 12, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Green Tree Vendor Services Co. in Bexar County Court (Case No. 247317), seeking recovery of damages of $38,691 for Harvest's failure to make payments under two equipment leases. The court awarded the plaintiffs a judgment in the amount of $38,691.

     On August 20, 1998, Harvest was named as a defendant in a lawsuit filed in Texas by Toufic Khalife in Bexar County District Court in Case No. 98-CI-12200. The Court entered a judgement in favor of the plaintiff for $87,500, plus court costs and interest. We have settled this judgement with Mr. Khalife by paying Mr. Khalife $50,000 in cash, issuing 925,926 shares of common stock to Mr. Khalife, and agreeing to register the resale of such shares on a future registration statement.

     On April 14, 2000, Sysco Food Service of Atlanta, L.L.C. filed a complaint against us in the Superior Court of Fulton County, Georgia. A settlement was reached with Sysco whereby the Company paid Sysco $60,000 in cash and issued 2,105,263 shares of common stock to Sysco and agreed to register the resale of such shares in a recently filed registration statement.

         On June 22, 2000, the Company and certain of its affiliated companies was named as a defendant in a lawsuit filed by FINOVA Mezzanine Capital, Inc. The litigation arose out of certain guaranties executed by the Company and its affiliated companies in connection with two promissory notes executed by Hartan, Inc., a wholly-owned subsidiary of the Company, in January 1999 in connection with the merger of TRC Acquisition Corporation with and into Hartan. The Complaint sought a judgment against the Company and the affiliated companies in the amount of $1,790,323.52 plus interest, costs and attorneys fees. We recently settled this litigation by paying FINOVA Mezzanine Capital, Inc. $50,000 in cash, issuing 1,700 shares of Series D convertible preferred stock to FINOVA Mezzanine Capital, Inc., and agreeing to register the resale of the common stock issuable upon conversion of such shares in a future registration statement. In addition, we credited or waived the $.01 per share exercise price for the warrant held by FINOVA Mezzanine Capital, Inc. against the amount owed by the Company in connection with the settlement with respect to an exercise for 756,331 shares of common stock under such warrant.

     We are involved in certain other claims arising in the normal course of business. In our opinion, although the outcome of these other claims are uncertain, in the aggregate they are not likely to have a material adverse effect on us.

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

     In June 2000, we issued 40,000,000 shares of our common stock to DCI Telecommunications, Inc. in connection with our acquisition of B4B.

     Also in June 2000, we issued two 6% Secured Convertible Debentures in an aggregate principal amount of $4,553,652. These Debentures bear interest at a rate of 6% per annum and will mature on June 7, 2002. These Debentures entitle the holders thereof to convert all or a portion of the Debentures into shares of our common stock at a conversion price which is the lower of (i) $.75 per share or (ii) seventy-five percent of the average of the five lowest closing prices of our common stock during the twenty preceding trading days immediately prior to the date of conversion. The maximum number of shares of common stock into which the holder of a Debenture may convert is capped at 4.9% of the total number of outstanding shares of our common stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended subject to certain specific exceptions. The holder of a Debenture may convert into additional shares of common stock only to the extent that previously converted shares of common stock have been sold in the open market, such that that total number of shares beneficially owned by that holder does not exceed 4.9%, subject to certain specific exceptions, of the outstanding shares of our common stock. The Company may redeem the Debentures in whole or in part at redemption prices that increase over time from 123.33% of the principal amount (during the 120 day period following June 7, 2000) to 133.33% of the principal amount (at any time more than 180 days after June 7, 2000). The Debentures are secured by all of the assets and property of the Company, including a pledge of all of the outstanding shares of B4B.

In August, 2000 we issued 1,275,000 shares of common stock to Morrow & Company and 1,275,000 shares to William Poudrier, an employee of Morrow for services commencing September 1, 2000. These services are for a two year period ending August 31, 2002, and are for Morrow to serve as an advisor with respect to stock watch, investor relations, corporate governance and proxy related matters. The shares were valued at $.0625 per share.

In September, 66,098 and 234,183 shares of common stock were issued to two individuals resulting from their conversion of 1.5 and 6 shares of Series D preferred stock.

Also in September, 2,105,263 shares of common stock were issued to Sysco Food Services to complete a settlement agreement with Sysco that was previously reported. The shares were valued at $.0475 per share.


Item 3. Defaults Upon Senior Securities
---------------------------------------

     Prior to the  acquisition  of B4B,  the  Company  had  sold its  restaurant business and had no assets or ongoing operations. Given that a number of its liabilities remained outstanding during this period, we must assume that we and our subsidiaries are in default under nearly all of the Company's pre-acquisition obligations. In the aggregate, these obligations, some of which are set forth below, total approximately $4.2 million.

     As of October 1, 2000, we believe that Hartan is in default under, among other things, its $2,000,000 note to FINOVA Mezzanine Capital, Inc. We had executed a guaranty of this note, of which a principal amount of approximately $1,790,000 remains outstanding. As described above, a settlement was reached with Finova subsequent to the end of the quarter.

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

     We have not paid dividends on our Series A preferred stock since June 1998, and we are currently analyzing our alternatives for addressing these arrearages. The amount of dividends that accrued on the Series A preferred stock during the third quarter of 2000 was $138,436. As of October 1, 2000, the aggregate amount of the dividends in arrears with respect to our Series A preferred stock was $1,291,342.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)      Exhibits                        - NONE -

(b) Reports on Form 8-K. During the third quarter we filed the following report on Form 8-K/A:

(i) One August 14, 2000, we filed a report on Form 8-K/A to amend a report on Form 8-K dated May 31, 2000 and filed on June 19, 2000 describing the acquisition of Fone.com. The purpose of the amendment was to provide interim financial statements and pro forma financial information as required by Regulation S-X.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CORZON, INC.


Date: November 20, 2000         By: /s/ Lawrence Shatsoff
                                 -------------------------
                                 Name:  Lawrence Shatsoff
                                 Title: President