Form 10-Q/A
period 2000-10-01
CORZON INC
filed 2000-12-06
CIK 949485

CORZON INC



                 Filing Type: 10QSB
                 Description: Quarterly Report
                 Filing Date: Nov 20, 2000
                  Period End: Oct 1, 2000


            Primary Exchange: Over the Counter Includes OTC
                              and OTCBB
                      Ticker: CRZN





                          SIGNATURES

     In accordance  with the  requirements  of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CORZON, INC.


Date: December 6, 2000         By: /s/ Lawrence Shatsoff
                                 -------------------------
                                 Name:  Lawrence Shatsoff
                                 Title: President