Form 10KSB
period 2000-12-31
LECSTAR CORP
filed 2001-04-02
CIK 949485

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                 ------------.

                        COMMISSION FILE NUMBER 33-95796

                              LecStar Corporation
                 (Name of small business issuer in its charter)

                    TEXAS                                        76-0406417
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)

           4501 CIRCLE 75 PARKWAY,
               BUILDING D-4210
               ATLANTA, GEORGIA                                  30339-3025
   (Address of principal executive offices)                      (Zip Code)

                   Issuer's telephone number: (404) 659-9500

      Securities registered pursuant to
      Section 12(b) of the Exchange Act:           Name of exchange on which registered:
                     NONE                                           NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                   SERIES A PREFERRED STOCK, $1.00 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS
             REDEEMABLE SERIES A PREFERRED STOCK PURCHASE WARRANTS
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     LecStar Corporation's revenues for its most recent fiscal year were a net loss of $3,858,555.

     As of March 15, 2001, the aggregate market value of LecStar Corporation's voting common stock held by non-affiliates, computed by reference to the closing sales price, was $2,085,045 based upon a closing sales price of $0.0156 per share of common stock on the OTC Bulletin Board.

     As of March 15, 2001, 487,524,410 shares of LecStar Corporation common stock were outstanding.

     The following documents are incorporated by reference: Portions of LecStar Corporation's definitive proxy statement for its annual meeting of shareholders for its 2000 fiscal year are incorporated by reference into Part III, Items 9 through 12 of this annual report on Form 10-KSB.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              LECSTAR CORPORATION

               FORM 10-KSB ANNUAL REPORT FOR THE 2000 FISCAL YEAR

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                              PART I
ITEM 1. DESCRIPTION OF BUSINESS.............................    1
  RECENT BUSINESS DEVELOPMENTS..............................    1
     Acquisition of LecStar Communications Corporation......    1
     Board of Directors.....................................    1
     Financing and Credit Agreements........................    2
     Marketing Agreements...................................    2
  HISTORY OF LECSTAR CORPORATION............................    2
     History of Corzon, Inc.................................    2
     History of LecStar Communications Corporation..........    4
  CURRENT BUSINESS OPERATIONS OF LECSTAR CORPORATION........    4
     LecStar Communications Corporation.....................    4
       Overview.............................................    4
       Business Strategy....................................    5
          Provide Complete Package of Competitive
         Services...........................................    5
          Focus on Underserved Markets......................    5
          Implement Scalable and Effective Operating Support
         Systems............................................    5
          Capitalize on Advanced Network Architecture.......    6
          Build Effective Marketing and Support Channels....    6
          Expand our Geographic Operations..................    6
       Telecommunications Services..........................    7
          Offered Services..................................    7
       Competition and Industry Position....................    8
       Specific Competitors.................................    9
       Government Approval and Regulation...................   10
          Overview..........................................   10
          Federal Regulation................................   10
          Collocation of Equipment..........................   10
          Interconnection...................................   10
          Reciprocal Compensation...........................   10
          Resale of Service Offerings.......................   10
          Access to Unbundled Network Elements..............   11
          Number Portability................................   11
          Dialing Parity....................................   11
          Access to Rights-of-Way...........................   11
          Universal Service.................................   13
          Forbearance.......................................   13
          Access Charge Reform..............................   13
          Interconnection...................................   13
          Reciprocal Compensation...........................   14
          Tariff Requirements...............................   14
          Regional Bell Operating Company Entry into Long
         Distance...........................................   14
          Advanced Services and Collocation.................   15
          Pricing Flexibility...............................   15
          State Regulation..................................   16
          Local Regulation..................................   16
          Other Matters.....................................   17

                                                              PAGE
                                                              ----
          Compliance........................................   17
          Intellectual Property.............................   17
          Principal Suppliers for LecStar Communications....   17
       B4B Communications and Simple Card...................   18
          General History and Background....................   18
          Competition, Strategy and Outlook.................   18
          Future of the Prepaid Phone Card Market...........   20
          Diversification...................................   20
          Distributors, Suppliers and Government
         Regulation.........................................   20
     EMPLOYEES..............................................   21
ITEM 2. DESCRIPTION OF PROPERTY.............................   21
ITEM 3. LEGAL PROCEEDINGS...................................   22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................   22

                             PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.............................................   23
  Market for Common Stock...................................   23
  Holders of Record.........................................   23
  Dividends.................................................   23
  Recent Sales of Unregistered Securities...................   23
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION...........................................   24
  Overview..................................................   24
  Results of Operations for the Year Ended December 31,
     2000, Compared to the Date of Inception of June 2, 1999
     to December 31, 1999...................................   25
  Liquidity and Capital Resources...........................   25
ITEM 7. FINANCIAL STATEMENTS................................   26
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................   26

                             PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
        EXCHANGE ACT........................................   26
ITEM 10. EXECUTIVE COMPENSATION.............................   26
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................   26
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....   26
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................   26

                           FORWARD-LOOKING STATEMENTS

     The following discussions contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include all statements that are not statements of historical fact and are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or the negative or other variations of these or comparable terms. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution you that all forward-looking statements contained in this annual report are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those discussed in Item 6 "Management's Discussion and Analysis or Plan of Operation" as well as elsewhere in this annual report.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this annual report or to reflect the occurrence of unexpected events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                          RECENT BUSINESS DEVELOPMENTS

ACQUISITION OF LECSTAR COMMUNICATIONS CORPORATION.

     Corzon, Inc. is a Texas corporation. On January 25, 2001, Corzon, Inc. completed its acquisition by merger of LecStar Communications Corporation, according to the terms of an Agreement and Plan of Merger executed on January 5, 2001. LecStar Communications merged into LecStar Acquisition Corp. with LecStar Communications surviving as a wholly-owned Delaware subsidiary of Corzon. As a result of this acquisition, we are now a provider of integrated communications on a region-wide basis, including local access dial-tone, national and international long distance, enhanced subscriber services, high-speed data and Internet services and network management.

     LecStar Communications was acquired in a stock-for-stock transaction in which we issued 400,000,000 shares of our common stock and 10 shares of our Series F Preferred Stock to the former shareholders of LecStar Communications that resulted in the former shareholders of LecStar Communications owning approximately 80% of our outstanding common stock on a non-diluted basis. The consideration paid to the former stockholders of LecStar Communications was based on the then applicable fair market value of Corzon's common stock. The purchase price and terms for the transaction were determined in arms-length negotiations.

     On February 16, 2001, and March 9, 2001, holders of a majority of Corzon's outstanding shares executed written consents and voted to change our name from Corzon, Inc. to LecStar Corporation and voted to effect a reverse split of the common stock of Corzon whereby Corzon would exchange one share of Corzon common stock for each sixty or fewer shares of Corzon common stock then issued and outstanding. The name change and reverse split became effective on March 30, 2001. A Schedule 14C information statement describing these events was filed with the Securities and Exchange Commission on March 9, 2001, and mailed to our shareholders.

     Any reference in this annual report to Corzon refers to the company that existed before the acquisition and merger of LecStar Communications. Any reference to LecStar Communications refers to the entity that LecStar Corporation acquired by merger and that is now a wholly-owned subsidiary of LecStar Corporation. Otherwise any reference to us refers to the entity formerly known as Corzon, Inc. and now, after the acquisition of LecStar Communications and after the name change, is now known as LecStar Corporation, unless the context demands a different meaning.

BOARD OF DIRECTORS.

     Effective as of the date of the acquisition of LecStar Communications by Corzon, the number of directors of our board of directors was expanded from three to five in accordance with our Bylaws. Three representatives of LecStar Communications, William S. Woulfin, W. Dale Smith and John C. Canouse, were appointed to our five person board of directors, with Mr. Woulfin being named Chairman of the Board. Jose A. Auffant resigned from our board to afford LecStar Communications a majority of the board. Lawrence Shatsoff and Clifford Postelnik continued as board members at that time. Mr. Postelnik has since resigned effective February 1, 2001, and as of March 15, 2001, the board position left vacant by Mr. Postelnik remains unfilled.

     Our newly appointed Board then elected:

     - William S. Woulfin -- Chairman of the Board and Chief Executive Officer;

     - W. Dale Smith -- President;

     - James D. Grenfell -- Vice President, Chief Financial Officer and
       Treasurer;

     - Reginald P. McFarland -- Vice President, Chief Technology Officer;

     - Michael Britt -- Vice President, Operations;

     - Lawrence Shatsoff -- Vice President, Secretary; and

     - Donald G. Santavicca -- Vice President, Chief Accounting Officer, Controller and Assistant Treasurer.

FINANCING AND CREDIT AGREEMENTS.

     In connection with our acquisition of LecStar Communications, we entered into a $25,000,000 Equity Line Financing Agreement with Pima Capital Management Limited on January 25, 2001. Upon our request, Pima Capital has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima.

     We have also entered into a credit agreement with Sherman LLC that will provide us with up to $3,500,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 10% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and each of our significant subsidiaries and accrue interest at the rate of 24% per year.

     Both the financing and credit agreements will provide us with working capital, enable us to fund ongoing operations and various capital expenditures and further our growth and expansion into new markets.

MARKETING AGREEMENTS.

     We have executed joint marketing agreements with Cobb EMC and Marietta Fibernet. Cobb EMC is the country's second largest electric management cooperative and serves over 143,000 customers directly and almost 300,000 customers indirectly by its provision of billing services for other utilities. Marietta Fibernet is the telecommunications subsidiary of the Marietta, Georgia city government and serves over 42,000 customers. Both Cobb and Marietta have launched significant marketing programs aimed at the promotion of traditional local and long distance telecommunication services to high use residential and business customers. If either of these joint marketing agreements terminates, it could result in a material adverse effect on our business, financial condition and results of operation. We recently executed an agreement for the sale of our services to customers of Inter-Tel Technologies, Inc., a business telecommunications equipment manufacturer that has an active sales force in the markets we serve. Marketing agreements and/or letters of understanding have also been executed with third party telecom agents who operate throughout the Southeast US and who have the experience to launch a marketing effort focused on our broadband service offerings. We hope to utilize these marketing agreements to facilitate the expansion of our customer base.

                         HISTORY OF LECSTAR CORPORATION

HISTORY OF CORZON, INC.

     Corzon, Inc. was originally incorporated in Texas in June of 1993 under the name "Clucker's Tex-Mex Venture, Inc." and operated as an area developer for Clucker's Wood Roasted Chicken, Inc. By 1996, Clucker's decided to focus on the development, operation and franchising of its own line of restaurants and in October 1997 changed its name to Harvest Restaurant Group, Inc. In 1997, Harvest attempted to grow this concept but by the first quarter of 1998 all restaurants franchised under this program had been closed, and by August 1998 all company-owned restaurants were closed. That left Harvest Restaurant Group with no ongoing business operations.

     On January 14, 1999, Harvest acquired TRC Acquisition Corporation through the merger of TRC into Hartan, Inc. with Hartan the surviving entity. As a result of the merger, Harvest then owned and franchised the "Rick Tanner's Original Grill" restaurants, formerly owned and franchised by TRC. Subsequently, we were renamed Tanner's Restaurant Group, Inc.

     In early 1999, we entered into a letter of intent to acquire the assets of two Crabby Bob's restaurants and in anticipation of that acquisition, opened a Crabby Bob's restaurant in May 1999 under a license agreement with Crabby Bob's. In November 1999, we determined that we would not be able to complete the Crabby Bob's transaction and the letter of intent was terminated. Also in 1999, three of our restaurants were closed, and one franchisee also closed its restaurant. In addition, one of our restaurants and our catering operations were sold to franchisees.

     On January 28, 2000, Hartan filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division. Six of Hartan's wholly-owned subsidiaries also filed voluntary petitions under Chapter 11 in the same jurisdiction. Hartan and these six subsidiaries owned substantially all of our assets. On February 9, 2000, the Bankruptcy Court approved a Sale of Assets Outside the Ordinary Course of Business Free and Clear of All Liens, pursuant to Section 363(b) of the Bankruptcy Code by Hartan and its subsidiaries. On February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in the operation of the Rick Tanner's Original Grill restaurants with all proceeds from the sale paid to creditors of Hartan and its subsidiaries.

     On May 11, 2000, a group of holders of our Series D preferred stock, converted a portion of their shares of Series D preferred stock into shares of common stock in transactions that resulted in a change in control. After conversion, the group owned or controlled 51.2% of the outstanding shares of our common stock.

     Effective June 2, 2000, we acquired from DCI Telecommunications, Inc. all of the common stock of Fone.com, Limited, a company organized under the laws of England and Wales. Fone.com was subsequently renamed B4B Communications, Limited. The acquisition was made in exchange for 40,000,000 shares of our common stock and the assumption of $3,453,652 of debt of DCI. This acquisition was accounted for as a recapitalization of B4B with B4B treated as the continuing entity. For that reason, inception of our business for purposes of our financial statements is June 2, 2000.

     On June 7, 2000, we received a net investment of $900,000 in exchange for 6% secured convertible debentures. We issued the debentures in an aggregate principal amount of $4,553,652, of which $4,353,652 were issued to Sherman LLC and $200,000 were issued to Triton Private Equities Fund, LP. The debentures issued to Triton were issued to refinance existing indebtedness owed to Triton. The debentures issued to Sherman were issued in exchange for an investment of $900,000 by Sherman, the payment of $200,000 of our existing indebtedness by Sherman, and to refinance another $3,653,652 of existing indebtedness owed by us.

     At our annual meeting on September 8, 2000, our stockholders voted to change our name to Corzon, Inc.

     On November 29, 2000, we purchased from Dharnesh Patel, an individual residing in the United Kingdom, all of the outstanding shares of The Simple Card Limited, a United Kingdom Corporation, in exchange for 12,500,000 shares of our common stock. The Simple Card Limited distributes telecommunication products, mainly prepaid phone cards in the United Kingdom.

     After the acquisition of LecStar Communications and the change in name from Corzon, Inc. to LecStar Corporation, we moved our executive offices from Bridgeport, Connecticut to Atlanta, Georgia. Our executive offices are now located at 4501 Circle 75 Parkway, Building D-4210, Atlanta, Georgia 30339-3025, and our telephone number is (404) 659-9500.

HISTORY OF LECSTAR COMMUNICATIONS CORPORATION.

     LecStar Communications was originally incorporated in Delaware as Empire Technology Corporation in May of 1998 to enter the telecommunications market and offer enhanced services brought about by new technologies. Empire Technology Corporation changed its name to LecStar Communications Corporation in May of 2000 and conducted all operations from its main facilities in Atlanta, Georgia. LecStar Communications continues to achieve milestone objectives by the implementation of its plan to profitably deliver a full spectrum of traditional and advanced communication services to wholesale and retail markets throughout the Southeast. The operations and main facilities of LecStar Communications continue to be located in Atlanta, Georgia, along with our executive offices.

               CURRENT BUSINESS OPERATIONS OF LECSTAR CORPORATION

     We have three primary operating subsidiaries:

     - LecStar Communications Corporation;

     - B4B Communications, Limited; and

     - The Simple Card Limited.

LecSTAR COMMUNICATIONS CORPORATION.

Overview.

     Through our operating subsidiaries, we are a rapidly growing integrated communications carrier that seeks to become a leading provider of telecommunications services for small and mid-sized business and residential subscribers in each of the markets we serve. We provide an array of switched and dedicated offerings that include:

     - local and long distance telephone service;

     - Internet access;

     - web hosting;

     - e-mail;

     - integrated voice and high-speed data services; and

     - related premise equipment.

We provide our services through traditional and enhanced carrier class technologies over network facilities that we own or lease from other carriers. Our network architecture has been designed to capitalize on increased market demand for affordable broadband communications. We believe we are one of the first to offer dynamic allocation non-channelized bandwidth that supports voice and data traffic convergence with SS7 and Class 5 switch features support. We have completed deployment and collocation of our network equipment in Georgia. We plan to expand our collocation of equipment with BellSouth and other incumbent carriers to thirty-five other southeastern markets. We also provide routing of domestic and international traffic for retail and wholesale customers through our switch facilities located in Atlanta, Georgia and London, England.

     We believe that the Telecommunications Act of 1996 opened local exchange markets to competition and created an attractive opportunity for us as a competitive carrier to convert existing customers from incumbent local exchange carriers and to capture a share of business in the growing data and Internet segments of the market. Of significant importance are provisions of the Telecommunications Act that require incumbent local exchange carriers to make available various elements of their networks, which are necessary for the cost-effective provision of service. This aspect of the Telecommunications Act is referred to as unbundling. Unbundling allows us to:

     - deploy and collocate our network equipment with the incumbent local exchange carriers;

     - lease copper and fiber optic circuits from the incumbent local exchange carriers and other carriers; and

     - access incumbent local exchange carrier databases to serve our customers.

Business Strategy.

     We believe that we are well positioned to expand our business through a combination of favorable market conditions and an experienced management team able to execute a focused business strategy. The key elements of this strategy include:

     Provide Complete Package of Competitive Services. We provide traditional and enhanced telecommunication services, tailored to meet targeted customer requirements. We are positioned as a single source for all of a customer's telecommunication requirements, offering feature-rich services, value, consolidated customer billing and excellent customer support. Our services include:

     - local and long distance voice;

     - Internet access;

     - broadband data; and

     - integrated voice and data applications and web related services.

     Most of these services are priced less than comparable services provided by a customer's incumbent carrier.

     Focus on Underserved Markets. We intend to be a primary competitor in southeastern major cities, and second and third tier cities that are generally under-served by incumbent and competitive carriers. In all of our markets, we intend to target both residential and small to mid-sized businesses, as well as wholesale and retail niche markets that we believe are not significantly challenged by competitors. Our specialized service offerings include:

     - voice over Internet protocol providing US dial tone to users in foreign countries;

     - virtual modem port rentals targeted to Internet service providers; and

     - packaged prepaid local and long distance targeted to a growing market segment of transient or credit challenged users.

     Implement Scalable and Effective Operating Support Systems. Our operating support systems enable us to deliver responsive and accurate customer provisioning, support, billing and reporting. Our operating support systems utilize platforms that are cost effective in meeting existing volume requirements, while expandable to meet future volume demands. We employ electronic systems that are integrated with the incumbent telephone company to provide real-time customer data and order provisioning support. Our customer service center may be linked to our marketing partners to enable an immediate transfer of incoming customer calls from the partner to us. Likewise our billing systems have been linked with strategic partners whose consolidated customer invoices include our charges. Our network management systems provide individual call management and detailed call records that are integrated with our billing systems for more efficient billing and administrative management. We have implemented Web based customer interfaces and interactive voice response systems designed to improve customer support responsiveness, while also reducing our requirement for customer service representatives.

     Capitalize on Advanced Network Architecture. Our network infrastructure is composed of advanced carrier class platforms that integrate local, national, international and Internet service provider networks into a single "meshed" network architecture. We utilize Lucent Technologies, Cisco Systems, Harris and Jetstream Communications technologies to support traditional and broadband applications using asynchronous transfer mode and voice over Internet protocol to take advantage of converged voice and data capabilities and traffic compression techniques that improve communications performance, efficiency and economics. We utilize unbundled network elements that we lease from incumbent carriers at wholesale costs to construct our own local access circuits connecting customers to our facilities. These unbundled network elements include:

     - digital and analog local loops;

     - local circuit switching;

     - interoffice transport;

     - network interface devices;

     - signaling and call-related databases; and

     - operational support systems.

We deploy redundant, dedicated, high capacity circuits between our facilities that are supplemented by low or no cost Internet transport for certain types of international traffic. We have also entered into interconnection agreements with public telephone network providers that allow us to implement low cost routing of international traffic. Management adheres to a second-generation "smart build" strategy whereby investment in expansion of our network facilities is based on measurable near-term operational economics.

     Build Effective Marketing and Support Channels. We currently utilize three principal marketing channels:

     - internal sales resources that are directed at larger and more complex customer opportunities;

     - agents that provide value-added solutions to mid-sized business while also addressing niche market opportunities; and

     - partnerships with utility companies which address higher volume opportunities in the high-end residential and small business segments.

Management balances the use of these channels to effectively pursue opportunities while maintaining marketing expense at predicable planned ratios. We have also established relationships with both incumbent telephone companies and third party integrators for the installation and support of customer circuits, equipment and services.

     Expand our Geographic Operations. We are currently authorized by the Federal Communications Commission to market long distance services worldwide and are certified by eight state public service commissions:

- - Alabama;
- - Florida;
- - Georgia;
- - Kentucky;
- - Mississippi;
- - North Carolina;
- - South Carolina; and
- - Tennessee.

Certification is pending in Louisiana. We have agreements in place with all major incumbent telephone companies throughout the Southeast United States, including BellSouth, Verizon, and Sprint which allow us to interconnect, collocate, resell and obtain unbundled network elements that are necessary to our operations. Our current marketing efforts are focused in Georgia, where our network facilities currently are installed. We have pre-paid operations in five states and in the United Kingdom.

     We plan to further penetrate Georgia markets and expect to expand our operations into the following additional southeastern cities:

- - Miami, Florida

- - New Orleans, Louisiana

- - Charlotte, North Carolina

- - Orlando, Florida

- - Nashville, Tennessee

- - Memphis, Tennessee

- - Louisville, Kentucky

- - Greensboro, North Carolina

- - Birmingham, Alabama

- - Jacksonville, Florida

- - Raleigh, North Carolina

- - Greenville, South Carolina

- - Knoxville, Tennessee

- - Charleston, South Carolina

- - Mobile, Alabama

- - Columbia, South Carolina

- - Winchester, Kentucky

- - Chattanooga, Tennessee

- - Jackson, Mississippi

- - Daytona Beach, Florida

- - Pensacola, Florida

- - Shreveport, Louisiana

- - Montgomery, Alabama

- - Huntsville, Alabama

- - Tallahassee, Florida

- - Lafayette, Louisiana

- - Tampa, Florida

- - Gainesville, Florida

- - Biloxi, Mississippi

- - Asheville, North Carolina

- - Panama City, Florida

- - Wilmington, North Carolina

- - Florence, South Carolina

- - Owensboro, Kentucky

Telecommunications Services.

     Offered Services. Our traditional and enhanced telecommunications services are designed, packaged and priced competitively to address opportunities in the high-end residential, small and mid-sized business and defined niche markets. We believe that we can attract and retain customers by offering a comprehensive selection of services from a single supplier with simplified subscription packages that provide a cost savings to customers.

     Our services may be classified in three broad categories:

          Voice Services:

        - single line local access for residential and business;

        - trunked local access for business;

        - local access subscriber features;

        - voice mail;

        - operator services;

        - directory assistance;

        - dial-up intrastate, interstate and international long distance;

        - dedicated intrastate, interstate and international long distance; and

        - travel cards.

          Data and Internet Services:

        - dial-up internet access;

        - dedicated high-speed internet access;

        - dedicated point-to-point data;

        - modem port rental;

        - collocation;

        - web hosting; and

        - e-mail.

          Integrated Services:

        - high-speed internet with switched long distance;

        - local access, high-speed internet with switched long distance; and

        - single-line local access and long distance via internet access

Competition and Industry Position

     We operate in a highly competitive market with a large number of competitors. Several of our key competitors have significantly greater financial resources, well-established brand names and reputations, larger customer bases and diverse strategic plans and technologies. Often, telecommunication services companies will compete for consumers based on price. The dominant providers conduct extensive advertising campaigns to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to agents to encourage them to carry products that compete with our services. In addition, competitors with greater resources than ours may be better situated to negotiate more favorable contracts with agents and have the capital to rapidly deploy or leverage existing communications equipment and broadband networks.

     In the provision of local access services, long distance services and data and integrated services, we face competition from incumbent local exchange carriers, competitive local exchange carriers, integrated communications providers and inter-exchange carriers who may have a more substantial marketing presence or posses their own network facilities and may offer services similar to ours at more favorable prices. In addition, we face competition from Internet service providers and others who offer domestic and long distance service over the Internet at greatly reduced prices.

     Both our competitors and us rely substantially on independent agents to market and sell our services to their respective customer bases. Competitors may offer agents greater commissions, better terms or other incentives that hinder our use of these agents. In addition, agents may enter into exclusive arrangements with competitors which could hinder our ability to attract and retain agents.

     We believe that various legislative initiatives including the Telecommunications Act have removed many of the remaining regulatory barriers to local exchange competition. Nevertheless, legislators and regulators are likely to provide incumbent local exchange carriers with increased pricing flexibility as competition increases. If incumbent local exchange carriers are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communications providers and competitive local exchange carriers such as ours, could be materially adversely affected. In addition, while we currently compete with AT&T, MCI Worldcom and others in the inter-exchange services market, the Telecommunications Act permits the regional Bell operating companies to provide inter-exchange services once various criteria are met. Once BellSouth Telecommunications begins to provide such services, it will be in a position to offer single source services similar to those offered by us. Furthermore, AT&T and MCI Worldcom have entered local exchange services markets. We cannot predict the number of competitors that will emerge as a result of currently existing or potential federal and state regulatory or legislative actions. Competition from the regional Bell operating companies with respect to inter-exchange services or from AT&T, MCI Worldcom and others with respect to local exchange services could have a materially adverse effect on our business.

     Existing competitors are likely to continue to expand their service offerings to appeal to agents and consumers and new competitors are likely to enter the telecommunications market and attempt to market services similar to ours which will result in greater competition. If our existing competitors or new competitors devote significant additional resources to the provision of international or national long distance telecommunications services to our customer base, such actions could have a material adverse effect on our business, financial condition and results of operations, and there we can make no assurance that we will be able to compete successfully against such existing or new competitors.

Specific Competitors

     We compete against many similar communications companies which also provide individual or bundled services. We expect competition to intensify in the future and expect significant competition from both traditional and new communications companies. Competitors in our targeted markets include:

- - Intermedia

- - Teligent

- - Verizon

- - Birch

- - New South

- - Winstar

- - Mpower

- - Lightyear

- - XO Communications

- - BellSouth

- - Sprint

- - Trivergent

- - Allegiance

- - Net2000

- - Talk.com

     We also face strong competition from long distance companies. Many of the leading long distance carriers offer substantial competition in targeted market areas, including AT&T, MCI WorldCom and Sprint. The newer national long distance carriers are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing competitive types of equipment. Examples include Level 3, Qwest and Williams Communications. Incumbent local exchange carriers also present strong competition, including Verizon and the regional Bell operating companies.

     Fixed wireless service providers can provide high speed communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small and medium-sized business customers and have a business strategy that is similar to ours. These providers include MCI WorldCom, XO Communications, Sprint, Teligent and Winstar.

     Internet service providers, digital subscriber line companies and cable-based service providers provide services that may be used by our targeted customers rather than our services. Internet service providers provide Internet access to residential and business customers, generally using the existing communications infrastructure, such as Concentric Networks, EarthLink, Prodigy, PSINet, Sprint, the UUNET subsidiary of MCI WorldCom, and Verizon. Digital subscriber line companies and/or their Internet service provider customers typically provide broadband Internet access, such as Covad and Rhythms NetConnections. "Excite" at Home and its "Work" subsidiary and Road Runner are Cable-based service providers that also provide broadband Internet access.

Government Approval and Regulation.

     The following summary of regulatory developments and legislation does not describe all present and proposed federal, state and local regulation and legislation affecting the telecommunications industry. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industry operates. We cannot predict the outcome of these proceedings or their impact on us or the telecommunications industry in general.

     Overview. Our services are subject to varying degrees of federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over all the facilities of and services offered by telecommunications common carriers to the extent facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to provide, originate or terminate intrastate communications. The decisions of these regulatory bodies are often subject to judicial review, which makes it difficult for us to predict outcomes in this area.

     Federal Regulation. We must comply with the requirements of common carriage under the Communications Act of 1934. Comprehensive amendments to the Communications Act of 1934 were made by the Telecommunications Act of 1996 which substantially altered both federal and state regulation of the telecommunications industry. The purpose of the Telecommunications Act was to deregulate the telecommunications industry to a significant degree, thereby fostering increased competition among carriers. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rule-making and judicial review, we cannot predict with certainty what its ultimate effect on us will be. Under the Telecommunications Act, any entity may enter a telecommunications market, subject to reasonable state safety, quality and consumer protection regulations.

     The Telecommunications Act makes local markets accessible by requiring the incumbent local exchange carrier to permit interconnection to its network and the establishment of incumbent local exchange carrier obligations with respect to:

     - collocation of equipment that allows companies like us to install and maintain our own network equipment, including asynchronous transfer mode switches and fiber optic equipment, in incumbent local exchange carrier central offices;

     - interconnection that requires the incumbent local exchange carriers to permit their competitors to interconnect with incumbent local exchange carrier facilities at any technically feasible point in the incumbent local exchange carriers' networks;

     - reciprocal compensation that requires the incumbent local exchange carriers and competitive local exchange carriers to compensate each other for telecommunications traffic that originates on the network of one carrier and is sent to the network of the other;

     - resale of service offerings that requires the incumbent local exchange carrier to establish wholesale rates for services it provides to end-users at retail rates to promote resale by competitive local exchange carriers;

     - access to unbundled network elements that requires the incumbent local exchange carriers to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an incumbent local exchange carrier's network, such as copper lines or "loops," that competitive local exchange carriers can lease to create their own facilities networks;

     - number portability that requires the incumbent local exchange carriers and competitive local exchange carriers to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers; number portability removes one barrier to entry faced by new competitors, who would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers; number portability is available in all of LecStar's current markets;

     - dialing parity that requires the incumbent local exchange carriers and competitive local exchange carriers to establish dialing parity so that customers do not perceive a quality difference between networks when dialing; and

     - access to rights-of-way that requires the incumbent local exchange carriers and competitive local exchange carriers to establish non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

     Incumbent local exchange carriers are required to negotiate in good faith with other carriers that request any or all of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the incumbent local exchange carrier within a prescribed time, either carrier may request arbitration by the applicable state commission. If an agreement still cannot be reached, carriers are forced to abide by the obligations established by the Federal Communications Commission and the applicable state commission.

     The Federal Communications Commission is charged with establishing guidelines to implement the Telecommunications Act. In August 1996, the Federal Communications Commission released a decision that established rules for the interconnection requirements outlined above and provided guidelines for interconnection agreements by state commissions. The U.S. Court of Appeals for the Eighth Circuit vacated portions of that decision. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the Federal Communications Commission's authority to issue regulations governing pricing of unbundled network elements provided by the incumbent local exchange carriers in interconnection agreements, which are discussed in more detail below. In addition, the Supreme Court affirmed an Federal Communications Commission rule that allows requesting carriers to pick and choose the most attractive portions of existing interconnection agreements with other carriers. The Supreme Court did not address other challenges raised about the Federal Communications Commission's rules at the Eighth Circuit because those challenges were not decided by the Eighth Circuit. In addition, the Supreme Court disagreed with the standard applied by the Federal Communications Commission to determine whether an incumbent local exchange carrier should be required to provide a competitor with particular unbundled network elements.

     The Federal Communications Commission adopted a new standard in November 1999 for analyzing unbundled network elements as required by the Supreme Court's order. Applying this standard to the existing network elements, the Federal Communications Commission concluded that incumbent local exchange carriers would no longer be required to provide directory assistance and operator services as network elements, though they will continue to be available pursuant to tariff at different prices. The Federal Communications Commission also removed unbundled switching as an element in urban areas where the incumbent local exchange carriers are also providing certain other combinations of elements in a non-discriminatory fashion. However, the Federal Communications Commission declined to require incumbent local exchange carriers to unbundle certain facilities used to provide high speed Internet access and other data services, except in limited circumstances.

     The Federal Communications Commission has prescribed a forward-looking economic cost approach for pricing interconnection and the separate, unbundled network elements that together constitute what a carrier needs to provide telecommunications services. Pursuant to the Federal Communications Commission's pricing rules, the state commissions have significant responsibility for the implementation of those rules, including the actual setting of rates. In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the Federal Communications Commission methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated Federal Communications Commission rules that required incumbent local exchange carriers to combine previously uncombined elements for requesting carriers. In January 2001, the U.S. Supreme Court agreed to hear in October 2001 several appeals from the order of the U.S. Court of Appeals.

     The Eighth Circuit's vacation of the Federal Communications Commission pricing methodology creates uncertainty as to how these pricing issues might be enforced by the states. The resulting uncertainty makes it difficult to predict whether we will be able to continue to rely on our existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

     In addition to the requirement that the incumbent local exchange carriers open their networks to competitors and the reduction of the level of regulation applicable to competitive local exchange carriers, the Telecommunications Act also reduces the level of regulation that applies to the incumbent local exchange carriers, thereby increasing their ability to respond quickly in a competitive market. For example, the Federal Communications Commission has applied streamlined tariff regulation of the incumbent local exchange carriers, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the incumbent local exchange carriers to change rates more quickly in response to competitive pressures. The Federal Communications Commission has also adopted heightened price flexibility for the incumbent local exchange carriers, subject to specified caps. If exercised by the incumbent local exchange carriers, this flexibility may decrease our ability to effectively compete with the incumbent local exchange carriers in our markets.

     Universal Service. The Federal Communications Commission has adopted rules implementing the universal service requirements of the Telecommunications Act. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund. The Universal Service Fund provides support to carriers serving low-income customers and customers who live in areas where the cost of providing telecommunications services is high. In addition, the Federal Communications Commission established new subsidies for telecommunications and some information services provided to qualifying schools and libraries and for services provided to rural health care providers. Providers of interstate telecommunications services, as well as other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our contribution to the federal support funds would be calculated based on a percentage of our gross end-user interstate and international telecommunications revenues. Our assessment rate for the first quarter 2001 was 6.68% of interstate and international end-user telecommunications revenues. The contribution factor issued by the Federal Communications Commission varies quarterly. The amounts contributed may be billed to customers. Currently, the Federal Communications Commission is calculating assessments based on the prior year's revenues. We are currently unable to quantify the amount of any contributions that we will be required to make in the future or the effect that these required contributions will have on our financial condition.

     Forbearance. The Telecommunications Act also gives the Federal Communications Commission authority to determine not to regulate carriers if it believes regulation would not serve the public interest. The Federal Communications Commission is charged with the review of its regulations for continued relevance on a regular basis. As a result of this mandate, a number of regulations that apply to competitive local exchange carriers have been and may in the future continue to be eliminated. We cannot, however, guarantee that any regulations that are now or will in the future be applicable to us will be eliminated.

     Access Charge Reform. Historically, network access charges paid by other carriers were set at levels that subsidized the cost of the provision of local residential service. The Telecommunications Act requires the Federal Communications Commission to identify and remove the historical implicit local service subsidy from network access rates. Federal policies in implementation by the Federal Communications Commission strongly favor access charge reform, whereby the historical subsidy for local service that is contained in network access charges paid by long distance carriers will be eliminated.

     Interconnection. We have entered into interconnection agreements with BellSouth, ALLTEL, Verizon and Sprint, the incumbent local exchange carriers in our markets. We will enter into additional agreements as our build-out of our network progresses. Most of these agreements will expire within the next two years. The expiration of these agreements will require that we negotiate new interconnection terms with these incumbent local exchange carriers and any additional incumbent local exchange carriers. Pending conclusion of these negotiations, several existing interconnection agreements should continue to govern the interconnection terms while other renegotiated agreements will be given retroactive effect from the expiration date of the superceded agreement following the conclusion of negotiations and arbitrations.

     Reciprocal Compensation. The Telecommunications Act also requires incumbent local exchange carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. Reciprocal compensation is the compensation paid by one carrier to complete particular calls on another local exchange carrier's network. Most state public utility commissions have ruled that traffic to Internet service providers is covered by this requirement. In 1999, the Federal Communications Commission decided that calls to Internet service providers could be jurisdictionally interstate. However, the U.S. Court of Appeals for the DC Circuit vacated the Federal Communications Commission's determination and remanded the matter to the Federal Communications Commission for further analysis. Although the Federal Communications Commission requested public comments in response to the Court's remand the Federal Communications Commission has not issued a further order clarifying the applicability of the transport, termination and reciprocal compensation provisions of the Telecommunications Act to Internet service providers. Some states in which our current and planned markets are located have ordered the incumbent local exchange carriers to pay reciprocal compensation for Internet-related calls.

     Tariff Requirements. We are classified by the Federal Communications Commission as a non-dominant carrier with respect to both our domestic interstate and international long-distance carrier services and our competitive local exchange carrier services. As a non-dominant carrier, our rates presently are not regulated by the Federal Communications Commission. Carriers must file informational tariffs with the Federal Communications Commission that describe their operator services. The Federal Communications Commission has ordered mandatory detariffing of non-dominant carriers' interstate long distance services, and carriers that have not already done so must withdraw their Federal Communications Commission interstate long distance tariffs by July 31, 2001. Carriers that provide international long distance are still required to file informational tariffs of those rates. However, the Federal Communications Commission has commenced a proceeding to consider mandatory detariffing of international long distance services as well. During the pendency of that proceeding, long distance carriers may file tariffs with the Federal Communications Commission that describe both their international and interstate long distance rates, but any such tariff must state that the interstate rates are provided for informational purposes only. We have filed an informational tariff for our international long distance services with the Federal Communications Commission.

     Regional Bell Operating Company Entry into Long Distance. The Telecommunications Act also established standards for regional Bell operating companies and their affiliates to provide long-distance telecommunications services between a local access and transport area and points outside that area. Local access and transport areas are geographical regions in the United States within which a local telephone company may offer local telephone service. In 1997, BellSouth filed applications with the Federal Communications Commission for authority to offer in-region inter-local access and transport area services in South Carolina and Louisiana. In 1998, BellSouth filed a second application with the Federal Communications Commission for authority to offer such services in Louisiana. In December 1997, the Federal Communications Commission rejected the South Carolina application. The Louisiana applications were rejected in February 1998 and October 1998, respectively, Notwithstanding these decisions, BellSouth likely will file additional applications to offer inter-local access and transport area services for other states in its territory, including states in which we provide these services. Because of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant competitor in each of the states in which it obtains in-region, inter-local access and transport authority from the Federal Communications Commission.

     Advanced Services and Collocation. The Telecommunications Act requires the Federal Communications Commission to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. The Federal Communications Commission adopted rules designed to improve competitor access to incumbent local telephone carriers collocation space and to reduce the delays and costs associated with collocation, and has sought additional public comment on certain collocation rules vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit, as well as additional collocation and network architecture issues. Collocation is the placement of equipment by a telephone company alongside another telephone company's equipment along a network.

     The Federal Communications Commission has taken steps to facilitate competitors' access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. Specifically, the Federal Communications Commission required incumbent local exchange carriers, like BellSouth, to permit unaffiliated providers of digital subscriber line services to use a portion of the lines connecting customer premises to the operator used for basic telephone service rather than purchasing new lines. In related proceedings, the Federal Communications Commission adopted rules requiring incumbent carriers to allow competing carriers access to a number of listing network elements, including local loops, sub loops, and local circuit switching. Also in related proceedings, the Federal Communications Commission adopted rules requiring incumbent carriers to allow competing carriers to access space in the incumbent's central office, which will enable competitors to collocate all equipment necessary for interconnection or access to unbundled network elements. Portions of these proceedings are currently on remand from a U.S. Court of Appeals, and petitions for reconsideration are pending before the Federal Communications Commission concerning the collocation and line sharing proceedings. Hence, the Federal Communications Commission is reviewing these rules, and these rules are subject to change. Better collocation arrangements at incumbent local exchange carriers' main facilities housing telephone network equipment benefits our operations.

     Pricing Flexibility. In August 1999, the Federal Communications Commission released an order regarding pricing flexibility for certain interstate services. Under these rules, local exchange carriers operating under price caps can obtain pricing flexibility relief on a Metropolitan Statistical Area basis for switched access and special access services once the carrier demonstrates that certain competitive triggers have been satisfied. To the extent these regulatory initiatives enable or require incumbent local exchange carriers to offer selectively reduced rates for some access services, the rates we may charge for these access services will likely be constrained.

     State Regulation. Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of competitive local exchange carriers vary in their regulatory intensity. Most states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2000, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in:

     - Alabama;
     - Florida;
     - Georgia;
     - Kentucky;
     - Mississippi;
     - North Carolina;
     - South Carolina; and
     - Tennessee.

As of December 31, 2000, we also had an application pending for local exchange certification in Louisiana. To the extent that an area within a state in which we provide service is served by a small or rural exchange carrier not currently subject to competition, we may not currently have authority to provide service in those areas at this time. As a competitive local exchange carrier, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that competitive local exchange carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some other state requirements include:

     - the filing of periodic reports;

     - the payment of various regulatory fees and surcharges;

     - compliance with service standards; and

     - consumer protection rules.

States also often require prior approvals or notifications for certain transfers of assets, customers, or ownership of a competitive local exchange carrier and for issuances by certified carriers of equity securities, notes or indebtedness. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. Delays in receiving required regulatory approvals could also have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

     As we expand our telecommunications services into new states, we will probably be required to obtain certificates of authority to operate and be subject to similar ongoing regulatory requirements.

     In addition, the states have authority under the Telecommunications Act to approve or reject agreements for the interconnection of telecommunications carriers' facilities with those of the local exchange carrier and to arbitrate disputes arising in negotiations for interconnection. We have executed local network interconnection agreements with BellSouth for the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations.

     In most states, certificated carriers like us are required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate. In some states, the required tariff may list a range of prices for particular services, and in others, such prices can be set on an individual customer basis. However, we may be required to file tariff addenda of the contract terms. Under the Telecommunications Act, implementation of our plans to compete in local markets is and will continue to be, to a certain extent, controlled by the individual states. The states in which we operate or intend to operate have taken regulatory and legislative action to open local communications markets to various degrees of local exchange competition.

     Local Regulation. We are also subject to numerous local regulations, such as building code requirements, franchise and local public rights of way. These regulations may vary greatly from state to state and from city to city. The Telecommunications Act requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

     Other Matters. The Federal Communications Commission has implemented so-called anti-slamming rules, which protect consumers whose presubscribed carriers have been switched without their consent. Under the rules, a carrier found to have slammed a customer is subject to substantial fines and other penalties. While we do not engage in these practices, a slamming fine could have a material impact on our business in the future.

     The regulatory status of telephone service over the Internet is presently uncertain. Specific statutes and regulations addressing this services have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such internet telephone services has not been determined. We cannot predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on our business.

     Another difficulty that we face is the exhaustion of available local telephone numbers. Generally, as a competitive local exchange carrier, we must obtain blocks of telephone numbers to provide our telecommunications services. We have had difficulties obtaining numbers in certain states in which we operates due to the exhaustion of such numbers. Both the Federal Communications Commission and certain state public service commissions are in the process of reviewing issues related to this problem. An inability to obtain necessary local telephone numbers could have a material impact on our business in the future.

Compliance.

     We have obtained all material permits, licenses, authorizations and approvals and have materially complied with all federal, state and local government regulations in all of the jurisdictions in which we currently conduct business. In many of those areas there are various reports or filings we must file to remain in compliance with the applicable government regulations and to maintain the current status of our licenses and permits. We fully intend and expect to make all necessary and required filings needed to remain timely and current. If we fail to comply with all applicable regulations or experience delays in obtaining required approvals or permits though, our business could be harmed. Additionally, compliance with these regulatory requirements may be costly. Regulations governing communications services also change from time to time in ways that are difficult to predict. Such changes may harm our business by increasing competition, decreasing revenue, increasing costs or impairing our ability to offer services.

Intellectual Property.

     We are committed to obtain and maintain proprietary rights in the technology and information we use. These rights can take the form of patents, trademarks agreements or licenses. We currently have applied for two service mark registrations and we have one patent pending. Our business though could suffer a material adverse affect if we are unable to maintain our current rights in these intellectual properties or are not able to obtain rights to other intellectual properties in the future.

Principal Suppliers for LecStar Communications.

     We have four major suppliers for the equipment and material we use in the operation of our business. Those four suppliers are:

     - Lucent Technologies;
     - Cisco Systems;

     - Jetstream Communications; and

     - Taqua Systems.

We have not experienced any availability problems with respect to the equipment and material from these suppliers and do not anticipate any availability problems in the near future.

B4B COMMUNICATIONS LTD. AND THE SIMPLE CARD LTD.

General History and Background.

     Fone.com, Limited is a company organized under the laws of England and Wales and was established in June of 1999 as a London-based provider of telecommunications services. On June 1, 2000, we acquired from DCI Telecommunications, Inc. all of the common stock of Fone.com. Fone.com was subsequently renamed B4B Communications, Limited. B4B provides local and long distance telecommunications but to date has specialized in the provision of call time via prepaid calling cards to distributors of such calling cards. These distributors then in turn sell the prepaid calling cards to primarily expatriates living within the United Kingdom and to persons who cannot otherwise obtain telephone services.

     Prepaid phone cards permit users to place local, long distance and international telephone calls at a fixed per minute cost without the need for coins, operator assistance, collect or other third-party billed services. Prepaid calling cards provide customers with a single point of access to convenient, easy-to-use and cost-effective telecommunications products and services. The card user, who has paid in advance for a specific number of telephone minutes, simply dials an access number that connects the user to B4B's services.

     B4B's services currently include domestic calling in the United Kingdom and outbound international calling from the United Kingdom to more than 204 countries, including the United States and Canada. B4B's international products will have multiple language prompts to enable the card user to receive instructions in its preferred language. Generally, B4B's prepaid phone card rates are less expensive than the long distance rates offered by conventional long-distance carriers in the United Kingdom.

     B4B's distributors sell prepaid phone cards at a variety of locations throughout the United Kingdom, including confectionery, tobacco and news stores. Prepaid phone cards offering B4B's services are currently sold exclusively in the United Kingdom, but B4B has obtained access to capacity and network infrastructure that it believes will enable it to offer services for a prepaid phone card that can also be used in Germany, France, the Netherlands, Belgium and Spain. B4B intends to use its prepaid phone card business as a base from which to expand into other telecommunications services.

Competition, Strategy and Outlook.

     The prepaid calling card industry is intensely competitive, rapidly evolving and subject to constant technological change. In the year 2000, calling cards accounted for approximately 54 percent or $3.5 billion dollars of the total worldwide prepaid market. The exact number of competitors to B4B is not presently known but there are a large number of providers both worldwide and in the UK markets that compete directly with one or more of the services offered by B4B. We expect this competition to increase in the future.

     Some of our competitors dominate the telecommunications industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase significantly, and we cannot assure you that we will be able to compete successfully in the future. Moreover, there can be no assurance that our competitors will not be better situated to negotiate contracts with suppliers of telecommunications services which are more favorable than contracts we have negotiated. In addition, there can be no assurance that competition from existing or new competitors or a decrease in the rates charged for communications services by the major long distance carriers or other competitors would not materially adversely affect us. We believe however that the principal competitive factors affecting the market for telecommunications services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. We believe that we can and do compete effectively in these areas.

     The prepaid card market is heavily influenced by end user retail rates and discounts offered to distributors and the retailers. Other factors that affect merchantability of the product relate to the quality of service, call completion ratios and the pricing policies of the card. Consumers seek to avoid products that have first minute surcharges, connection fees or maintenance fees.

     B4B has completed market surveys to identify core markets of consumers who have a greater than average tendency to place international long distance calls to specific foreign destinations using prepaid calling cards. Consequently, B4B has successfully negotiated competitive buy rates to these particular foreign destinations with underlying carriers known for their above average call completion ratios to the popular foreign destinations. B4B then in turn uses these carriers above average call completion ratios and/or answer seizure ratios in promoting its products. B4B currently focuses on those prepaid telephone card distributors who retail to the Middle East, Far East and Central European (Balkan area) ethnic communities. B4B's buy rates and service levels are such that B4B can compete advantageously in these markets.

     We also believe that our negotiating experience enables B4B to route traffic into third party countries on routes that are of above-average quality and at rates that are below spot market prices available on the market within the United Kingdom. We believe that this in turn will enable us to command even lower purchase rates and establish even greater prominence in selected markets provided that B4B is able to generate a greater volume of call traffic on those direct routes.

     Governmental regulation of the prepaid calling card market in the United Kingdom is at best lax and this has resulted in other operators and providers following questionable pricing policies, meaning that the price on the card is not always the price that the caller is being charged per minute. B4B however provides transparent pricing, i.e. "what you see on the card is what you get," and management has every indication from its distributors and the end users that following this policy will enable B4B to make serious market penetration into the niche markets that it is concentrating on.

     In October 2000, we acquired The Simple Card, Limited, a prepaid card distributor and a United Kingdom corporation. The Simple Card has gained market share in the United Kingdom by advertising its transparent pricing policies. From November 2000 to February 2001, Simple has established 350 points of distribution for its products generally, with news agents and tobacco retailers who account for approximately 85% of the total sales of prepaid calling cards in the United Kingdom. There are approximately 35,000 such retailers within the United Kingdom. In conjunction with B4B, Simple's management is forming additional strategic alliances with these retailers.

     We hope that several trends that we have noticed will open new markets for us such as the use of prepaid calling cards by businesses for the purpose of controlling telephone costs by outside sales and service personnel and the use of prepaid calling cards on a wholesale basis for advertising and promotional purposes. To analyze these potential markets, B4B also focuses on the corporate and advertising applications of our products.

     We have engaged two advertising firms to evaluate the advisability of running television commercials, radio spots and print media advertisements to create public awareness of our products and services and to distinguish B4B's prepaid calling cards from those of our competitors. Some of our distributors are also engaging media consultants and public relations experts.

     It is our belief that American technology and marketing policies are more advanced, by approximately two to four years, and more sophisticated than those employed in the European market. We intend to implement strategies and techniques that have been used successfully in the United States to establish B4B as a market leader and innovator in the European market.

     Another market that B4B is targeting is the mobile phone market. B4B is currently developing a product for users of mobile phones. Mobile network providers in Europe often block the use of prepaid calling cards on their networks, but we believe that B4B's technology is compatible with all existing network providers and we hope to gain access to the mobile networks with this technology.

Future of the Prepaid Phone Card Market

     In 2000, the total value of industry sales in the United States was estimated to exceed $4 billion. We are not able to estimate the overall value of the European prepaid calling card market. However, given the endorsement of such carriers as British Telecom, Telecom Italia, Telecom de France, Deutche Telecom and others, we believe that the prepaid calling card is more commonly used in the European market than in the United States. We are excited about the potential prospects of expansion and market filtration of B4B in the European prepaid calling card market.

     Given that B4B now has the capacity to offer services throughout the United Kingdom and in France, Belgium, the Netherlands, Germany and Spain, we hope to target market segments in those countries similar to those we target in the United Kingdom. In addition to increasing our geographic scope, we hope that such expansion will enable B4B to become less dependent upon its existing distributors and position B4B to attract new agents, resellers and distributors in a number of different countries.

     We believe that B4B's pan-European agreement with a major international carrier makes it one of very few companies in the United Kingdom that can provide prepaid platforms for cards that can be used in the United Kingdom as well as in France, the Netherlands, Belgium, Germany and Spain.

     One of the challenges that B4B will be facing is the shift in the use of prepaid calling cards to prepaid wireless applications. Market studies suggest that calling cards presently account for approximately 54 percent of the total prepaid market while prepaid wireless and wireline represent 40 percent and 6 percent respectively. By 2004 it is anticipated that prepaid calling cards will account for only 27 percent of the total prepaid market while wireless will represent approximately 65 percent. B4B will need to adjust to this shift to maintain a significant presence in the prepaid market. Failure to make necessary adjustments or the inability to create a significant presence in the wireless and wireline prepaid markets after making these adjustments could result in a material adverse effect on our business, financial condition and results of operation.

Diversification

     B4B desires to expand and diversify beyond the prepaid calling card market. It has recently entered into strategic alliances with a select group of carriers who have demonstrated their willingness to provide B4B with quality routes and above average answer seizure ratios that will assure the reliability of the service that the B4B provides. As a result of these strategic alliances, B4B is now in a position to diversify its business.

     B4B has commissioned its own networking equipment and telecommunication switching facilities such that it can now focus on providing quality service to the small to medium enterprises corporate market. Through this equipment and these facilities, B4B will be able to provide service through its own switching facilities for public arcades or "call shops" which the company was unable to do before because of limitations inherent in the switching equipment that it was using prior to March of 2001. With its own switching facilities B4B can now expand into other areas of the lucrative telecommunications market and diversify its customer base and client mix. The net effect is that B4B will no longer be subject to market vagaries that are associated with dependency upon a sole product or single client mix.

     B4B also has the ability to provide access to its telecommunication services by means of a carrier pre-select number, the equivalent to the "1010xxx" type numbers used in the United States for dial-around access to long distance providers such that B4B will be able to program corporate switchboards to provide low cost competitive service to the corporate market.

Distributors, Suppliers and Government Regulation

     B4B is wholly dependent upon a limited number of distributors for its revenues. For this reason, as mentioned above, we have initiated direct marketing programs through our sales team to expand our base of distributors. The loss though of any one of these distributors could have a materially significant impact on our revenues and affect B4B on a going forward basis.

     B4B is also dependent on the long distance carriers over whose phone lines B4B's calls are carried. We negotiate with these carriers to obtain rates that are based, in large part, on commitments by us to generate minimum monthly call volumes to specific destinations. Negotiating the lowest possible price with these carriers is in accordance with our strategy of employing the lowest practical cost structure to enable us to price our products competitively.

     B4B is subject to regulation by various jurisdictions throughout the world. Many of the countries in which B4B provides, or intends to provide, services prohibit or limit the services and the transmission methods by which we can provide such services. We cannot assure you that our services and transmission methods will not continue to be or will not become prohibited in these jurisdictions. Such prohibition could materially affect B4B's business, financial condition and results of operations. Local laws and regulations differ significantly among the various jurisdictions in which we operate and the interpretation and enforcement of laws and regulations in these various foreign jurisdictions can be unpredictable. Our services in Europe might also be affected if any European Union member state imposes greater restrictions on non-European Union international service than on such service within the European Union. Future foreign regulatory, judicial or legislative changes could have a material adverse effect on B4B's business, financial condition and results of operations.

                                   EMPLOYEES

     As of March 15, 2001, we employed approximately 85 people on a full-time basis. We currently have seven executive officers and four directors as Mr. Postelnik recently resigned from our board of directors. We also regularly use the services of contract technicians for the installation and maintenance of our networks, equipment and facilities. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified people. We believe that the relationship we have with our employees is healthy and stable.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 16,700 square feet of space for our executive offices in Atlanta, Georgia, for $23,419 per month. We lease approximately 1,640 square feet of space for $2,400 per month at our former corporate office in Bridgeport, Connecticut. We desire to find a third party to sub-lease this space as it is no longer required. In addition, B4B leases approximately 2,160 square feet of office space in London, England, for $3,500 per month.

                  LOCATION                     FORM OF OWNERSHIP   LEASE EXPIRATION    MONTHLY RENT
                  --------                     -----------------   ----------------    ------------
EXECUTIVE OFFICES:
4501 Circle 75 Parkway,......................        Lease         February 28, 2005     $23,419
Building D-4210
Atlanta, Georgia 30039-3025
FORMER EXECUTIVE OFFICES:
1087 Broad Street............................        Lease           June 9, 2005        $ 2,400
Bridgeport, CT 06604
SUBSIDIARIES:
B4B Communications, Ltd. ....................        Lease          August 19, 2003      $ 3,500
15-17 St. Cross Street Suite 4C
London EC1N 8UW
United Kingdom

     We also own or lease telecommunications property in our operating territories that include:

     - switches;

     - high capacity digital lines that interconnect our network with incumbent local exchange carrier networks;

     - high capacity digital lines that connect our switching equipment to our transmission equipment located in incumbent local exchange carrier central offices;

     - local loop lines which connect our customers to our network; and

     - leasing space in incumbent local exchange carrier central offices for collocating our transmission equipment.

     We believe that our owned and leased facilities and equipment are adequate and suitable to meet all of our current business needs and that adequate additional facilities are available to meet our development and expansion needs for the foreseeable future. We feel that our properties, the contents therein and our equipment are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     On January 28, 2000, Hartan, a wholly owned subsidiary, and six of Hartan's subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, Case Numbers 00-61323 through 00-61329. At the time of bankruptcy filing, Hartan and these six subsidiaries owned substantially all of our assets. On February 9, 2000, the Bankruptcy Court approved a Sale of Assets Outside the Ordinary Course of Business Free and Clear of All Liens pursuant to
Section 363(b) of the Bankruptcy Code by Hartan and its subsidiaries. On February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in their operation with all proceeds paid to creditors of Hartan and its subsidiaries.

     We are not currently a party to any legal proceeding other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "LCST." Previously and until April 2, 2001, our common stock had traded under the symbol "CRZN." Previous to that and from September 17, 1998, until September 8, 2000, our common stock had traded under the symbol "ROTI." The range of high and low bid prices as quoted on the OTC Bulletin Board are listed below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                   PRICE
                                                                              ---------------
                                                           QUARTER ENDED:      HIGH     LOW
                                                           --------------     ------   ------
FISCAL YEAR 1999:
First Quarter...........................................  April 18, 1999      $.5625   $.2188
Second Quarter..........................................  July 11, 1999       $.3438   $.1562
Third Quarter...........................................  October 3, 1999     $.2344   $.0469
Fourth Quarter..........................................  December 26, 1999   $.0625   $.0156
FISCAL YEAR 2000:
First Quarter...........................................  April 16, 2000      $  .25   $.0156
Second Quarter..........................................  July 9, 2000        $.2031   $.0156
Third Quarter...........................................  October 1, 2000     $.0938   $.0156
Fourth Quarter..........................................  December 31, 2000   $.0625   $.0156

HOLDERS OF RECORD.

     We had approximately 163 holders of record of our common stock as of March 15, 2001.

DIVIDENDS.

     We have never paid cash dividends on our common stock and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. If we do accumulate earnings from which a dividend could be paid, our strategy at this time is to retain these earnings to finance the development and expansion of our business. However, in the event we would pay a dividend, our board of directors would determine the amount of such a dividend out of funds legally available therefore and based upon our earnings, financial condition, capital requirements and other conditions. In addition, the terms of our outstanding indebtedness and preferred stock restrict the payment of dividends on our common stock until certain conditions are met. The payment of dividends on our common stock is also subject to the preference applicable to the outstanding certain shares of our preferred stock and to the preference that may be applicable to any shares of the preferred stock issued by us in the future.

RECENT SALES OF UNREGISTERED SECURITIES.

     During our fiscal year 2000, we issued the following securities which were not registered under the Securities Act of 1933.

     In May of 2000, we issued 12,191,018 shares of our common stock to a number of holders of our Series D Preferred Convertible Stock upon their conversion of
290.6 shares of Series D Preferred held by them. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On June 5, 2000, we issued 40,000,000 shares of our common stock to DCI Telecommunications, Inc. in connection with our acquisition of B4B. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On August 14, 2000, we entered into a consulting agreement with Strategic Services Group of Morrow & Co., Inc. The services provided by Morrow to us pursuant to the agreement commenced on September 1, 2000, and are to continue for a two year period ending August 31, 2002, and consist of Morrow serving as an advisor to us with respect to stock watching, investor relations, corporate governance and proxy related matters. Pursuant to the agreement, we issued 1,275,000 shares of our common stock to Morrow and 1,275,000 shares to William Poudrier, an employee of Morrow. The shares were valued at $0.0625 per share at the time they were issued. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     In September of 2000, 66,098 and 234,183 shares of our common stock were issued to two holders of our Series D Preferred due to their conversion of 1.5 and 6 shares of their Series D Preferred, respectively. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On September 13, 2000, we issued 2,105,263 shares of our common stock to Sysco Food Service of Atlanta, L.L.C. in connection with the settlement of a lawsuit. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On November 7, 2000 we issued 1,700 shares of our Series D convertible preferred stock to Finova Mezzanine Capital in connection with the settlement of a lawsuit. In addition we credited or waived the $.01 per share exercise price for the warrant held by Finova Mezzanine Capital against the amount owed by us in connection with the settlement with respect to an exercise for 756,331 shares of our common stock under such warrant. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On November 29, 2000, we purchased from Dharnesh Patel, an individual, all of the outstanding shares of The Simple Card Limited in exchange for 12,500,000 shares of our common stock. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On December 11, 2000 we issued 764,706 shares of our common stock to Lin Chin Liu Ho and Chi Oen Ho along with 764,706 shares of our common stock to C.
M. Henkel III in settlement of an outstanding judgment against us. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On January 25, 2001, we acquired LecStar Communications by merger with one of our subsidiaries and issued 400,000,000 shares of our common stock and 10 shares of our Series F preferred stock to the former shareholders of LecStar Communications. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW.

     The following discussion should be read in connection with the consolidated financial statements and related notes thereto beginning on page F-1 of this report.

     On March 31, 2000, we acquired Fone.com via a stock for stock purchase.

     On January 25, 2001, we acquired LecStar Communications by merger with one of our subsidiaries.

     On February 1, 2001, we determined to change our fiscal year from a 52/53 week fiscal year ending on the last Sunday in December to a fiscal year ending on December 31. Since the fiscal year 2000 ended on Sunday, December 31, 2000, the change described above will not result in a transition period. Therefore, we will not file a report covering the transition period.

     On March 30, 2001, we filed an amendment to our Articles of Incorporation with the Texas Secretary of State by which we changed our name from Corzon, Inc. to LecStar Corporation and effected a sixty to one reverse split of our common stock. In conjunction with our name change, on April 2, 2001, our common stock began trading on the NASDAQ OTC Bulletin Board under the symbol "LCST."

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE DATE OF INCEPTION OF JUNE 2, 1999 TO DECEMBER 31, 1999.

     Total net revenues increased $414,139 during the year ended December 31, 2000, compared to the period from June 2, 1999, to December 31, 1999. General and administrative expenses increased to $1,530,826 in 2000 from $111,161 in the 1999, primarily due to a full year's worth of expenses and increases in expenses in the corporate office.

     Interest expense increased to $1,665,787 in 2000 from $0 in 1999. We incurred a net loss of $3,858,555 for 2000 compared to $135,367 in 1999. Included in interest expense for 2000 is a beneficial conversion amount of $1,517,884.

LIQUIDITY AND CAPITAL RESOURCES.

     We have incurred operating losses since our inception at June 2, 1999, and as of December 31, 2000, we had an accumulated deficit of $3,993,922 and a working capital deficit of $2,454,081.

     In connection with our acquisition of LecStar Communications, we entered into a $25,000,000 Equity Line Financing Agreement with Pima Capital Management Limited on January 25, 2001. Upon our request and at our sole discretion, Pima Capital has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. However, we may not be able to draw funds under this equity line of credit for some time due to the conditions to funding under the equity line. Inability to draw these funds could result in a material adverse effect on our business, financial condition and results of operation.

     We have also entered into a credit agreement with Sherman LLC that will provide us with up to $3,500,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 10% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and each of our significant subsidiaries and accrue interest at the rate of 24% per year. As of March 15, 2001, we have not borrowed any funds under this facility.

     Both the financing and credit agreements will provide us with working capital, enable us to fund ongoing operations and various capital expenditures and further our growth and expansion into new markets.

     Our cash and cash equivalents increased $73,944 during 2000. The principal source of funds consisted of $1,520,751 received from outside investors The primary uses of funds were cash used in operations of $1,389,365.

     We have not paid dividends on the Series A preferred stock since June 1998 and we are currently analyzing our alternatives for addressing these arrearages.

ITEM 7. FINANCIAL STATEMENTS

     See "Index to Financial Statements" and our consolidated financial statements and related notes thereto beginning on page F-1 of this booklet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, to be filed pursuant to
Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See "Index to Exhibits" set forth beginning on page E-1.

     (b) During the fourth quarter of 2000, we filed on November 7, 2000, a current report on Form 8-K to report the settlement of two lawsuits.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                            LECSTAR CORPORATION

                                            By:      /s/ W. DALE SMITH
                                              ----------------------------------
                                                        W. Dale Smith
                                                          President

     In accordance with the Securities Exchange Act, this annual report on Form 10-KSB has been signed below by the following persons on behalf of LecStar Corporation and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
               /s/ WILLIAM S. WOULFIN                  Director, Chairman of the Board   April 2, 2001
- -----------------------------------------------------    and CEO (Principal Executive
                 William S. Woulfin                      Officer)

                  /s/ W. DALE SMITH                    Director, President               April 2, 2001
- -----------------------------------------------------
                    W. Dale Smith

                /s/ LAWRENCE SHATSOFF                  Director, Vice President and      April 2, 2001
- -----------------------------------------------------    Secretary
                  Lawrence Shatsoff

                 /s/ JOHN C. CANOUSE                   Director                          April 2, 2001
- -----------------------------------------------------
                   John C. Canouse

                /s/ JAMES D. GRENFELL                  Vice President, Chief Financial   April 2, 2001
- -----------------------------------------------------    Officer and Treasurer
                  James D. Grenfell                      (Principal Financial Officer)

              /s/ DONALD G. SANTAVICCA                 Vice President, Chief Accounting  April 2, 2001
- -----------------------------------------------------    Officer, Controller and
                Donald G. Santavicca                     Assistant Treasurer (Principal
                                                         Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
CORZON, INC.
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheet -- December 31, 2000...........   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Stockholders' Deficit..........   F-5
  Statements of Cash Flows..................................   F-6
  Notes To Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Corzon, Inc and Subsidiaries
New York, New York

     We have audited the accompanying consolidated balance sheet of Corzon, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, the financial position of Corzon, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and as more fully described in Note 3M, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            FELDMAN SHERB EHRLICH & CO., P.C.
                                            Certified Public Accountants

New York, New York
March, 2001

                                  CORZON, INC.
                   (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000

                                  ASSETS

CURRENT ASSETS
  Cash......................................................  $     81,357
  Prepaid expenses and other current assets.................        18,322
                                                              ------------
          TOTAL CURRENT ASSETS..............................        99,679
PROPERTY AND EQUIPMENT......................................        55,107
OTHER ASSETS................................................        87,133
                                                              ------------
                                                              $    241,918
                                                              ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable..........................................  $    308,188
  Accrued expenses and taxes................................       153,242
  Current portion of long-term debt and notes in default....     1,471,578
  Notes payable.............................................       620,751
                                                              ------------
          TOTAL CURRENT LIABILITIES.........................     2,553,759
ACCOUNTS PAYABLE............................................        42,089
CONVERTIBLE DEBENTURES......................................     4,553,652
STOCKHOLDERS' DEFICIT:
  Cumulative Preferred Stock................................    11,724,910
  Common stock, $.01 par value; authorized 500,000,000
     shares; issued and outstanding 87,524,410 shares.......       875,244
  Additional paid-in capital................................   (15,370,909)
  Deferred compensation.....................................      (132,723)
  Other comprehensive.......................................       (10,182)
  Accumulated deficit.......................................    (3,993,922)
                                                              ------------
          TOTAL STOCKHOLDERS' DEFICIT.......................    (6,907,582)
                                                              ------------
                                                              $    241,918
                                                              ============

                See notes to consolidated financial statements.

                                  CORZON, INC.
                   (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FROM JUNE 2, 1999
                                                                                (INCEPTION)
                                                               YEAR ENDED           TO
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2000             1999
                                                              ------------   -----------------
NET SALES...................................................  $   417,614       $     3,475
COST OF SALES...............................................      321,507            27,681
                                                              -----------       -----------
GROSS PROFIT................................................       96,107           (24,206)
SELLING, GENERAL AND ADMINISTRATIVE.........................    1,530,825           111,161
IMPAIRMENT OF LONG-LIVED ASSETS.............................      789,251
                                                              -----------       -----------
LOSS FROM OPERATIONS........................................   (2,223,969)         (135,367)
INTEREST EXPENSE............................................    1,665,787                --
                                                              -----------       -----------
NET LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  ITEM......................................................   (3,889,756)         (135,367)
EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT...................       31,201                --
                                                              -----------       -----------
NET LOSS....................................................  $(3,858,555)      $  (135,367)
                                                              ===========       ===========
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED:
  CONTINUING OPERATIONS.....................................  $     (0.09)      $     (0.03)
  EXTRAORDINARY GAIN........................................         0.00                --
                                                              -----------       -----------
LOSS PER SHARE -- BASIC AND DILUTED.........................  $     (0.09)            (0.03)
                                                              ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATION OF
  BASIC AND DILUTED LOSS PER SHARE..........................   64,735,630        52,012,525
                                                              ===========       ===========

                See notes to consolidated financial statements.

                                  CORZON, INC.
                   (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                     PREFERRED STOCK           COMMON STOCK         ADDITIONAL                       OTHER
                                 -----------------------   ---------------------     PAID-IN        DEFERRED     COMPREHENSIVE
                                  SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL      COMPENSATION       LOSS
                                 ---------   -----------   ----------   --------   ------------   ------------   -------------
Balance June 2, 1999
  (inception)..................  1,198,608   $ 8,888,910   11,375,111   $113,751   $(12,349,583)   $      --       $     --
  Issuance of Series D
    Preferred Stock............      1,500     1,500,000           --         --             --           --             --
  Conversion of Series D
    Preferred Stock............        (59)      (59,000)   2,888,705     28,887         30,113           --             --
  Net loss.....................         --            --           --         --             --           --             --
                                 ---------   -----------   ----------   --------   ------------    ---------       --------
Balance December 31, 1999......  1,200,049    10,329,910   14,263,816    142,638    (12,319,470)          --             --
  Conversion of Series D
    Preferred Stock............       (305)     (305,000)  12,893,662    128,937        176,063           --             --
  Acquisition of B4B
    Communications, Ltd........         --            --   40,000,000    400,000     (5,477,483)          --             --
  Beneficial conversion feature
    on convertible
    debentures.................         --            --           --         --      1,517,884           --             --
  Issuance of common stock for
    services...................         --            --    2,550,000     25,500        133,875     (159,375)            --
  Issuance of Series D
    Preferred Stock for legal
    settlement.................      1,700     1,700,000           --         --             --           --             --
  Exercise of warrants.........         --            --      756,331      7,563          4,236           --             --
  Issuance of common stock for
    legal settlement...........         --            --    4,560,601     45,606        143,894           --             --
  Common stock issued for
    acquisition of Simple Card,
    Ltd........................         --            --   12,500,000    125,000        450,092           --             --
  Amortization of deferred
    compensation...............         --            --           --         --             --       26,652             --
COMPREHENSIVE LOSS:
  Net loss.....................         --            --           --         --             --           --             --
  Other comprehensive loss net
    of taxes $-0-..............         --            --           --         --             --           --        (10,182)
        TOTAL COMPREHENSIVE
          LOSS.................
                                 ---------   -----------   ----------   --------   ------------    ---------       --------
Balance December 31, 2000......  1,201,444   $11,724,910   87,524,410   $875,244   $(15,370,909)   $(132,723)      $(10,182)
                                 =========   ===========   ==========   ========   ============    =========       ========

                                                   TOTAL
                                 ACCUMULATED   STOCKHOLDERS'
                                   DEFICIT        DEFICIT
                                 -----------   -------------
Balance June 2, 1999
  (inception)..................  $        --    $(3,346,922)
  Issuance of Series D
    Preferred Stock............           --      1,500,000
  Conversion of Series D
    Preferred Stock............           --             --
  Net loss.....................     (135,367)      (135,367)
                                 -----------    -----------
Balance December 31, 1999......     (135,367)    (1,982,289)
  Conversion of Series D
    Preferred Stock............           --             --
  Acquisition of B4B
    Communications, Ltd........           --     (5,077,483)
  Beneficial conversion feature
    on convertible
    debentures.................           --      1,517,884
  Issuance of common stock for
    services...................           --             --
  Issuance of Series D
    Preferred Stock for legal
    settlement.................           --      1,700,000
  Exercise of warrants.........           --         11,799
  Issuance of common stock for
    legal settlement...........           --        189,500
  Common stock issued for
    acquisition of Simple Card,
    Ltd........................           --        575,092
  Amortization of deferred
    compensation...............           --         26,652
COMPREHENSIVE LOSS:
  Net loss.....................   (3,858,555)    (3,858,555)
  Other comprehensive loss net
    of taxes $-0-..............           --        (10,182)
                                                -----------
        TOTAL COMPREHENSIVE
          LOSS.................                  (3,868,737)
                                 -----------    -----------
Balance December 31, 2000......  $(3,993,922)   $(6,907,582)
                                 ===========    ===========

                See notes to consolidated financial statements.

                                  CORZON, INC.
                   (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,858,555)  $(135,367)
                                                              -----------   ---------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       30,604          --
     Impairment of long-lived assets........................      575,092          --
     Beneficial conversion..................................    1,517,884          --
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable.............       46,366     (46,366)
     (Increase) decrease in prepaid expenses................       28,364     (46,686)
     Increase in other assets...............................      (87,133)         --
     Increase in accounts payable and accrued expenses......      358,013      91,155
                                                              -----------   ---------
                                                                2,469,190      (1,897)
                                                              -----------   ---------
NET CASH USED IN OPERATING ACTIVITIES.......................   (1,389,365)   (137,264)
                                                              -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment....................................      (59,059)
                                                              -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable.................................      620,751          --
  Proceeds from long-term debt..............................      900,000     144,677
  Exercise of warrants......................................       11,799          --
                                                              -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    1,532,550     144,677
                                                              -----------   ---------
                                                              -----------   ---------
EFFECT OF EXCHANGE RATE ON CASH.............................      (10,182)         --
                                                              -----------   ---------
INCREASE IN CASH............................................       73,944       7,413
CASH -- BEGINNING OF YEAR...................................        7,413          --
                                                              -----------   ---------
CASH -- END OF YEAR.........................................  $    81,357   $   7,413
                                                              ===========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest and taxes..........................  $        --   $      --
                                                              ===========   =========
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Acquisition of B4B Communications, Ltd....................  $16,850,140   $      --
                                                              ===========   =========
  Common stock issued for services..........................  $   159,375   $      --
                                                              ===========   =========
  Issuance of preferred stock for legal settlement..........  $ 1,700,000   $      --
                                                              ===========   =========
  Issuance of common stock for legal settlement.............  $   189,500   $      --
                                                              ===========   =========

                See notes to consolidated financial statements.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         YEAR ENDED DECEMBER 31, 2000 AND FROM JUNE 2, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS

     On January 14, 1999 Harvest Restaurant Group, Inc. ("Harvest") and TRC Acquisition Corporation ("TRC") completed a forward triangular merger (the "Merger") where Harvest acquired TRC. In the Merger, shareholders of TRC received a majority of the shares of common stock of Harvest. The Merger was accounted for as a reverse acquisition under the purchase method for business combinations. On March 12, 1999, the company's shareholders voted to change the name of the Company to Tanner's Restaurant Group, Inc. ("Tanner's")

     Effective May 31, 2000, (closing date June 2, 2000), Tanner's acquired all of the common stock of B4B Communications Limited ("B4B"), a company organized under the laws of England and Wales, from DCI Telecommunications, Inc. ("DCI") in exchange for 40,000,000 shares of common stock and the assumption of $3,453,652 of debt of DCI. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of B4B, pursuant to which B4B is treated as the continuing entity. On September 8, 2000 the Company changed its name to Corzon, Inc. (the "Company")

     B4B provides long distance telephone service to businesses and individuals, through a multi-switched-based, private leased network and the sale of prepaid phone cards.

     On January 25, 2001, the Company, completed its acquisition by merger (the "Acquisition") of LecStar Communications Corporation, a Delaware corporation ("LecStar"), according to the terms of an Agreement and Plan of Merger that was executed on January 5, 2001. LecStar is now a wholly-owned subsidiary of Corzon. LecStar was acquired by Corzon in a stock-for stock transaction in which the former shareholders of LecStar now own approximately 80% of Corzon's outstanding common stock on a non-diluted basis and 10 shares of Series F Preferred Stock. The acquisition will be treated as a reverse acquisition by LecStar under the purchase method of accounting. Accordingly, the combination of the two companies is recorded as a recapitalization of LecStar to which is treated as the continuing entity. On March 30, 2001 the Company changed its name to LecStar Corporation.

2. BANKRUPTCY PROCEEDINGS AND SALE OF ASSETS

     On January 28, 2000, Hartan Inc. ("Hartan"), a wholly owned subsidiary of the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. In addition, six wholly owned operating subsidiaries of Hartan filed voluntary petitions under Chapter 11 in the same jurisdiction. Hartan and these six subsidiaries owned substantially all of assets of the Company.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As part of the bankruptcy proceedings, the court granted an order to hold a sale of the assets of Hartan and its subsidiaries. On February 9, 2000, the United States Bankruptcy Court for the Northern District of Georgia approved a Sale of Assets Outside the Ordinary Course of Business Free and Clear of All Liens pursuant to Section 363(b) of the Bankruptcy Code by Hartan, Inc., and all six of Hartan's subsidiaries. Pursuant thereto, on February 10, 2000, Hartan and its subsidiaries sold substantially all of the assets used in the operation of the Rick Tanner's Original Grill restaurants to Restaurant Teams International, Inc. ("RTI") for cash consideration of approximately $275,000. All proceeds of the sale were paid to creditors of Hartan and its subsidiaries. In addition, RTI forgave Hartan's repayment of $50,000 of debtor-in-possession financing that RTI had extended in connection with the bankruptcy, forgave any management fees owed to RTI by Hartan and its subsidiaries, and assumed certain liabilities pertaining to certain leases of Hartan and its subsidiaries. In addition, RTI agreed to indemnify the acting Chief Executive Officer of the Company, and certain other former and current officers and employees of the Company and its subsidiaries against any claims relating to the failure of the Company and its subsidiaries to pay certain taxes, with the maximum aggregate amount of such indemnification to be $125,000. As a result of the sale of these assets to RTI, neither the Company nor any of its subsidiaries owned any operating assets as of February 10, 2000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.

     B. Revenue Recognition -- Revenues are recorded at the time merchandise is shipped and risk of ownership is transferred or when services are rendered. Wireline service revenue is recognized based upon minutes of traffic processed. Deferred revenue on prepaid phone cards is recognized when the retailers and distributors are invoiced. Revenue is recognized when the end user utilizes calling time and upon expiration of such cards.

     C. Property and Equipment -- Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset which range from 5 to 7 years.

     D. Fiscal Year -- The Company had operated on a 52/53-week fiscal year ending last Sunday in December. Effective December 31, 2000 the Company has adopted a calendar year end. All references in the financial statements have been conformed to a calendar year end. No transitional financial information has been presented because the difference in year ends was immaterial.

     E. Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     F. Income Taxes -- The Company follows Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     G. Impairment of Long Lived Assets -- In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 2000, the Company wrote off $789,251 due to impairment. The Company believes that the balance of long-lived assets in the accompanying balance sheet is appropriately valued.

     H. Earnings Per Share -- The Company has adopted SFAS, No. 128, Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS No. 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS No. 128.

     I. New Accounting Pronouncements -- In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB 101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

     J. Fair Value of Financial Instruments -- The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     K. Stock Based Compensation -- The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25.

     L. Foreign Currency Translation -- Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

     M. Basis of Presentation -- The Company had a working capital deficiency of approximately $2,454,000 for the year ended December 31, 2000, and they recorded net losses of approximately $3,859,000, this raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

     The Company is continuing to pursue additional equity and debt financing.

     There are no assurances that the Company will receive the additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. ACQUISITIONS

     Effective May 31, 2000, (closing date June 2, 2000), the Company acquired all of the common stock of B4B Communications Limited, from DCI in exchange for 40,000,000 shares of Corzon and the assumption of $3,453,652 of debt of DCI. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of B4B, pursuant to which B4B is treated as the continuing entity.

     On June 7, 2000, the Company received a net investment of $900,000 in exchange for 6% secured convertible debentures ("debentures"). Corzon issued debentures in an aggregate principal amount of $4,553,652, The debentures issued were issued in exchange for the investment of $900,000 the payment of $200,000 for existing indebtedness of the Company and to refinance $3,453,652 of existing indebtedness assumed from DCI.

     On November 29, 2000, the Company purchased all of the outstanding shares of The Simple Card Limited ("Simple") in exchange for 12,500,000 shares of the Company's common stock valued at $500,000 and the assumption of net liabilities of $75,092. Simple is in the business of the distribution of telecommunication products, mainly prepaid phone cards, in the United Kingdom. The acquisition has been accounted for as a purchase and accordingly the acquired assets and liabilities have been recorded at their estimated fair values. The $575,089 excess of purchase price over net assets acquired was recorded as goodwill. Goodwill is being amortized over two years. No pro forma financial information is presented as the operations of Simple were immaterial.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. EARNINGS PER SHARE

     The following table represents the calculation of basic and diluted earnings per share:

                                                       FROM JUNE 2, 1999
                                                        (INCEPTION) TO
                                                         DECEMBER 31,
                                                             1999          DECEMBER 31, 2000
                                                       -----------------   -----------------
Net loss before extraordinary........................     $  (135,637)        $(3,858,555)
Less: Dividends on Series A Preferred Stock..........        (553,744)           (535,692)
      Dividends on Series D Preferred Stock..........        (522,712)           (649,591)
      Dividends on Series E Preferred Stock..........        (564,597)           (595,600)
                                                          -----------         -----------
Net loss attributable to common shareholder..........     $(1,776,690)         (5,639,438)
Weighted average common share outstanding............      52,012,525          64,735,630

6. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

Leasehold improvements......................................   $16,153
Computer equipment..........................................    19,144
Machinery and equipment.....................................    23,762
                                                               -------
                                                                59,059
Less accumulated depreciation...............................     3,952
                                                               -------
                                                               $55,107
                                                               =======

     Depreciation and amortization expense, for property and equipment, for the years ended December 31, 2000 and 1999 were $3,952 and $0 respectively.

7. DEBT OF BANKRUPT SUBSIDIARIES

     Debt of bankrupt subsidiaries (See Note 2) includes accounts payable of $374,909, accrued expenses of $134,230 and notes payable in default.

     Notes payable in default at December 31, 2000 consist of the following:

Note payable to First Union, bearing interest at 8.8% and
  maturing in December 2000.................................   $ 92,469
Note payable to shareholder, bearing interest at 12.5%,
  maturing on January 31, 2001..............................    350,000
Note payable to an individual, bearing interest at 11.0%,
  maturing on January 31, 2001..............................    306,617
Note payable to Colonial Bank, bearing interest at 8.0% and
  maturing in June 2005.....................................    213,353
                                                               --------
                                                               $962,439
                                                               ========

     The Company has defaulted on all of these notes. Accordingly, all of the notes are included in current liabilities in the consolidated balance sheet.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The two unsecured notes totaling $656,617 matured in 1999. On November 2, 1999, the Company reached an agreement with these two lenders to extend the maturity dates on these loans until January 31, 2001. As consideration for the extension, the Company issued fully vested warrants to purchase 175,000 shares of its common stock at an exercise price of $0.04 per share with an expiration date of October 31, 2004.

8. NOTES PAYABLE

     Notes payable at December 31, 2000 consist of the following:

Note payable to Sherman LLC, bearing interest at 9%,
  maturing on June 30, 2001.................................   $580,000
Note payable to former shareholder of Simple................     40,751
                                                               --------
                                                               $620,751
                                                               ========

     The note payable to Sherman is due on June 31, 2001 and is secured by all the outstanding stock of B4B and all accounts receivables and intangibles of B4B.

9. CONVERTIBLE DEBENTURES

     Convertible debentures consist of the following:

Convertible debenture dated June 7, 2000 and due June 7,
  2002 with interest at 6% per annum........................   $4,353,652
Convertible debenture dated June 7, 2000 and due June 7,
  2002 with interest at 6% per annum........................      200,000
                                                               ----------
                                                               $4,553,562
                                                               ==========

     The debentures issued entitle the holder to convert all or a portion of the debentures into shares of Corzon common stock, at a conversion price which is the lower of $.75 per share or a variable conversion price of seventy-five percent (75%) of the average of the five lowest closing prices of stock during the twenty preceding trading days immediately prior to the date of conversion. In addition, the conversion price of Corzon common stock is reduced by a further 10% discount if, before October 5, 2000, Corzon sells common stock, without consent of each of the holders of the debenture, at a price that is lower than either the market price of the common stock on June 7, 2000 or $.75 per share. The amount attributable to this beneficial conversion feature, $1,517,884, was charged to interest expense in 2000. The maximum number of shares of common stock into which the holder of the debenture may convert is capped at 4.9% of the total number of outstanding shares of common stock, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. The holder of the debenture may convert into additional shares of common stock only to the extent that previously converted shares are sold in the open market, so that the amount beneficially owned by that holder never exceeds 4.9%. The debentures are secured by all of the assets and property of Corzon including a pledge of all outstanding shares of B4B. In addition, Corzon has agreed to file a registration statement with the SEC within 150 days of June 7, 2000 covering resale of the common stock issuable upon conversion of debentures.

10. STOCKHOLDERS' DEFICIT

     On March 12, 1999, the Company's shareholders voted to amend its articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 200,000,000 and on June 17, 2000 further increased the number of authorized shares to 500,000,000.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"). Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share. At December 31, 2000 dividends in arrears on this preferred stock totaled $1,411,726. The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock. At December 31, 2000, 446,410 shares of Series A Preferred Stock are outstanding.

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

     The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion. The Company is not required to convert any shares if such conversion would result in issuance of 20% or more of the issued and outstanding common stock to the holders of the Series D Preferred Stock, unless shareholder approval of such conversion is obtained. In the event that such a conversion is requested and the Company does not convert the Series D Preferred Stock, the Company will pay the holder of the Series D Preferred Stock 125% of the principal amount of the issued and outstanding Series D Preferred Stock plus accrued interest. Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock. However, a holder of Series D Preferred Stock may not convert those shares into shares of common stock if and to the extent that upon conversion such holder would own more than 4.99% of the outstanding common stock. The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. The third party investors who purchased Series D Preferred Stock will be issued common stock purchase warrants, as described below. The third party investors who purchased Series D Preferred Stock were issued common stock purchase warrants, as described below. At December 31, 2000, dividends in arrears on this preferred stock totaled $1,206,084. At December 31, 2000, 10,534 shares of Series D Preferred Stock are outstanding.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days. Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment. The Series E Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock and Series D Preferred Stock. The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. At December 31, 2000, dividends in arrears on this preferred stock totaled $1,160,197. At December 31, 2000, 744,500 shares of Series E Preferred Stock are outstanding.

11. REDEEMABLE PREFERRED STOCK PURCHASE WARRANTS

     At December 31, 2000 1,723,400 Redeemable Preferred Stock Purchase Warrants were outstanding ("Preferred Warrants"). Each Preferred Warrant represents the right to purchase one share of Series A Preferred Stock at an exercise price of $10.50 per share until June 11, 2002, subject to adjustment. Preferred Warrants may be redeemed, in whole or in part, at the Company's option, upon 30-day's notice, at a redemption price equal to $0.01 per Preferred Warrant if the closing price of the Series A Preferred Stock on the NASDAQ Small Cap Market averages at least $11.00 per share for a period of 20 consecutive trading days or if the Company redeems the Series A Preferred Stock.

12. COMMON STOCK PURCHASE WARRANTS

     At December 31, 2000 there where 2,300,000 Common Stock Purchase Warrants outstanding (the "IPO Warrants"), plus an additional 300,000 warrants issued to the underwriters of the offering of the IPO Warrants, plus an additional 250,000 warrants issued in connection with other transactions. Each IPO Warrant entitles the holder to purchase one share of common stock at $4.00 per share until July 9, 2001, subject to adjustment. IPO Warrants may be redeemed, in whole or in part, at the option of the Company, upon 30-day's notice, at a redemption price equal to $0.01 per IPO Warrant if the closing price of the common stock on the NASDAQ Small Cap Market averages at least $8.00 per share for a period of 20 consecutive trading days. The other warrants are exercisable at prices ranging from $2.00 per share to $6.60 per share. No options were granted, exercised or canceled during the year.

     Through December 31, 2000, 171,939 stock options with an exercise price of $0.01 and 175,000 stock options with an exercise price of $0.04 are outstanding. No options were granted, exercised or canceled during the year.

                                  CORZON, INC.
                   (FORMERLY TANNER'S RESTAURANT GROUP, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the issuance of the $2,000,000 collateralized promissory note, the Company issued to Finova Mezzanine Capital, Inc. ("Finova") a stock warrant to purchase shares of the Company's common stock. The warrant is exercisable at any time until November 30, 2001 at an exercise price of $0.01 per share. At December 26, 1999 the lender has the right to purchase 699,259 shares. The warrant provides for an increase in the number of common shares available for purchase to 756,331 shares in October 2000.

     On November 2, 2000, the Company settled the collateralized promissory note with Finova by issuing 1,700 shares of Series D Preferred Stock and converting the warrant into 756,331 shares of common stock at no cost.

     Additionally, the third party investors who purchased Series D Preferred Stock have been issued common stock purchase warrants to purchase 919,800 shares of common stock at a price of $2.00 per share. Such warrants are exercisable for five years and expire on January 14, 2004. The Company is required to register the shares underlying the warrants in a registration statement filed with the SEC, the shares of common stock reasonably anticipated to be issuable upon conversion of the Series D Preferred Stock.

13. COMMITMENTS AND CONTINGENCIES

     Legal -- The Company is a party to a number of lawsuits arising out of the normal conduct of its business. While there can be no assurance as to their ultimate outcome, management does not believe these lawsuits will have a material adverse effect on the Company's financial condition, operating results or cash flows.

     Leases -- The Company leases its London office under a lease expiring in 2003. The Company leases its corporate office in Connecticut under a lease expiring in 2005. Rent expense for the year ended December 31, 2000 was $76,865. Minimum rental commitments for the London and Connecticut facilities over the next five years are as follows:

2001.......................................................  $54,626
2002.......................................................   52,126
2003.......................................................   40,999
2004.......................................................   23,746
2005.......................................................   11,873

     The Company leases various rental properties under operating lease agreements expiring through July 2005. The facilities lease agreements provide for a base monthly payment of $2,400 per month. Rent expense for the year ended December 31, 2000 was $76,865. Future minimum annual lease payments, based on the exchange rate in effect on December 31, 2000, under the facilities lease agreements are as follows: 2001 $28,746, 2002 $28,746, 2003 $23,746, 2004
$23,746, and 2005 $23,746.

14. INCOME TAXES

     At December 31, 2000, the Company had a net operating loss carryover of approximately $955,000 available as offsets against future taxable income, if any, which expire at various dates through 2015. The Company has a deferred tax asset of $325,000 arising from such net operating loss deductions.

     The Company has recorded a 100% valuation allowance on the net deferred tax asset since the ability of the Company to utilize the deferred tax asset is uncertain. The difference between the statutory tax rate of 34% and the effective rate of 0% reflected in the accompanying financial statements is due to the increase in the valuation allowance and due to the nondeductibility of certain interest charges primarily related to the beneficial conversion features of convertible notes and the write off of goodwill associated with the Simple acquisition and assets associated with bankrupt subsidiaries.

                                 EXHIBIT INDEX

     The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-B which are not listed are not applicable.

        EXHIBIT
          NO.                                       TITLE
        -------                                     -----
           2.1           -- Agreement and Plan of Merger by and among Harvest
                            Restaurant Group, Inc., a Texas corporation, Hartan,
                            Inc., a Texas corporation, and TRC Acquisition
                            Corporation, a Georgia corporation, dated December 27,
                            1998 -- incorporated by reference to exhibit 2.1 to our
                            Current Report on Form 8-K, filed on January 21, 1999.
           2.2           -- Asset Purchase Agreement by and among Hartan, Inc.,
                            certain of its subsidiaries, and Restaurant Teams
                            International, Inc., dated February 2,
                            2000 -- incorporated by reference to exhibit 2.1 to our
                            Current Report on Form 8-K, filed on February 25, 2000.
           2.3           -- Agreement and Plan of Merger dated as of January 5, 2001, among Corzon, Inc., LecStar Communications Corporation
                            and LecStar Acquisition Corporation -- incorporated by
                            reference to exhibit 2.1 to our Current Report on Form
                            8-K as filed on February 5, 2001.
           3.1           -- Articles of Incorporation, as amended -- incorporated by reference to exhibit 3.01 to our Registration Statement
                            on Form SB-2/A, file No. 33-47856, as filed on November
                            14, 2000.
           3.2           -- Resolution Establishing and Designating Series F
                            Convertible Preferred Stock -- incorporated by reference
                            to annex A of exhibit 2.1 to our Current Report on Form
                            8-K as filed on February 5, 2001.
          *3.3           -- Articles of Amendment to the Articles of Incorporation,
                            as amended.
           3.4           -- Bylaws -- incorporated by reference to exhibit 3.03 to
                            our Registration Statement on Form SB-2, file No.
                            33-95796, declared effective on July 9, 1996.
           4.1           -- Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital Corporation, dated October 22,
                            1996 -- incorporated by reference to exhibit 4.01 to our
                            Annual Report on Form 10-KSB as filed on March 29, 1999.
           4.2           -- Assumption Agreement, Consent and First Amendment to Loan
                            Agreement, dated January 14, 1999, by and among Hartan,
                            Inc., Harvest Restaurant Group, Inc., and Sirrom Capital
                            Corporation -- incorporated by reference to exhibit 4.02
                            to our Annual Report on Form 10-KSB as filed on March 29,
                            1999.
           4.3           -- Guaranty Agreement, dated January 14, 1999, Harvest
                            Restaurant Group, Inc., and Sirrom Capital
                            Corporation -- incorporated by reference to exhibit 4.03
                            to our Annual Report on Form 10-KSB as filed on March 29,
                            1999.
           4.4           -- Amended and Restated Secured Promissory Note dated
                            January 14, 1999, executed by Hartan, Inc. for the
                            benefit of Sirrom Capital Corporation -- incorporated by
                            reference to exhibit 4.04 to our Annual Report on Form
                            10-KSB as filed on March 29, 1999.
           4.5           -- Amended and Restated Stock Purchase Warrant, dated
                            January 14, 1999 -- incorporated by reference to exhibit
                            4.05 to our Annual Report on Form 10-KSB as filed on
                            March 29, 1999.
           4.6           -- Second Amendment to 11% Subordinated Debenture Due
                            January 30, 1999 dated November 2, 1999, between Tanner's
                            Restaurant Group, Inc. and Ralph C.
                            DiIorio -- incorporated by reference to exhibit 4.1 to
                            our Quarterly Report on Form 10-QSB as filed on November
                            17, 1999.

- ---------------

*  filed herewith

 .7                     4 -- Stock Purchase Warrant dated November 2, 1999, between Tanner's Restaurant
                         Group, Inc. and Ralph C. DiIorio -- incorporated by reference to exhibit 4.2 to our
                         Quarterly Report on Form 10-QSB as filed on November 17, 1999.
           4.8           -- Second Amendment to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due
                            January 30, 1999 dated November 2, 1999, between Tanner's Restaurant Group, Inc.
                            and SECA VII, LLC -- incorporated by reference to exhibit 4.3 to our Quarterly
                            Report on Form 10-QSB as filed on November 17, 1999.
           4.9           -- Stock Purchase Warrant dated November 2, 1999, between Tanner's Restaurant
                            Group, Inc. and SECA VII, LLC -- incorporated by reference to exhibit 4.4 to our
                            Quarterly Report on Form 10-QSB as filed on November 17, 1999.
           4.10          -- Form of Debenture -- incorporated by reference to Annex I to exhibit 10.1 to our
                            Current Report on Form 8-K as filed on June 19, 2000.
        # 10.1           -- Incentive Stock Option Plan -- incorporated by reference to our definitive
                            Registration Statement on Form SB-2, file number 33-95796, declared effective on
                            July 9, 1996.
        # 10.2           -- TRC Acquisition Corporation 1996 Employee Stock Option Plan -- incorporated by reference to exhibit 10.02 to our Annual Report on Form 10-KSB as filed on March
                            29, 1999.
      * # 10.3           -- Proposed LecStar Corporation 2001 Stock Incentive Plan (to be voted upon by our shareholders at the 2001 Annual Meeting of Shareholders).
          10.4           -- Form of Subscription Agreement for Series D Convertible Preferred Stock --
                            incorporated by reference to exhibit 10.06 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
          10.5           -- Form of Registration Rights Agreement for Series D Convertible Preferred
                            Stock -- incorporated by reference to exhibit 10.07 to our Annual Report on Form
                            10-KSB as filed on March 29, 1999.
          10.6           -- Form of Warrant Agreement for Series D Convertible Preferred Stock --
                            incorporated by reference to exhibit 10.08 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
          10.7           -- Letter Amendment dated January 12, 1999, among J.P. Casey, Inc. and Southridge
                            Capital Management -- incorporated by reference to exhibit 10.09 to our Annual
                            Report on Form 10-KSB as filed on March 29, 1999.
          10.8           -- Letter Amendment dated January 13, 1999, among all subscribers of Series D
                            Preferred Stock and Harvest Restaurant Group -- incorporated by reference to exhibit 10.10 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
          10.9           -- Subordinated Debenture dated January 30, 1998, among TRC Acquisition Corp. and
                            Ralph C. Dilorio  -- incorporated by reference to exhibit 10.13 to our
                            Registration Statement on Form SB-2 as filed on May 7, 1999.
          10.10          -- First Amendment to Subordinated Debenture dated January 30, 1999, among Harvest
                            Restaurant Group, Inc. and Ralph C. Dilorio -- incorporated by reference to exhibit 10.13(a) to our Registration Statement on Form SB-2 as filed on May 7,
                            1999.
          10.11          -- Promissory Note dated March 31, 1998, executed by TRC Acquisition Corp. in favor of SECA VII, LLC -- incorporated by reference to exhibit 10.14 to our
                            Registration Statement on Form SB-2 as filed on May 7, 1999.

- ---------------

*  filed herewith

# Management contracts or compensatory plans

        EXHIBIT
          NO.                                       TITLE
        -------                                     -----
          10.12          -- First Amendment to Promissory Note dated January 30,
                            1999, among Hartan, Inc. and SECA VII,
                            LLC -- incorporated by reference to exhibit 10.14(a) to
                            our Registration Statement on Form SB-2 as filed on May
                            7, 1999.
          10.13          -- Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition, Inc. and, for purposes of Section
                            5.2 of the Purchase and Sale Agreement, Tanner's
                            Restaurant Group, Inc., and Pacific Ocean Restaurants,
                            Inc., and Crabby Bob's Seafood, Inc.  --  incorporated by
                            reference to exhibit 10.15 to our Registration Statement
                            on Form SB-2, file number 33-78111, as filed on July 26,
                            1999.
          10.14          -- Letter Agreement, dated April 6, 1999, by and between
                            Pacific Ocean Restaurants, Inc. and Tanner's Restaurant
                            Group  -- incorporated by reference to exhibit 10.16 to
                            our Registration Statement on Form SB-2, file number
                            33-78111, as filed on July 26, 1999.
          10.15          -- Stock Purchase Agreement dated May 31, 2000, between
                            Tanner's Restaurant Group, Inc. and DCI
                            Telecommunications -- incorporated by reference to
                            exhibit 2.1 to our Current Report on Form 8-K as filed on
                            June 19, 2000.
          10.16          -- Securities Purchase Agreement dated June 7, 2000, among
                            Tanner's Restaurant Group, Inc., Sherman L.L.C. and
                            Triton Private Equities Fund, L.P. -- incorporated by
                            reference to exhibit 10.1 to our Current Report on Form
                            8-K as filed on June 19, 2000.
          10.17          -- Registration Rights Agreement dated June 7, 2000, among
                            Tanner's Restaurant Group, Inc., Sherman L.L.C. and
                            Triton Private Equities Fund, L.P. -- incorporated by
                            reference to Annex IV to exhibit 10.1 to our Current
                            Report on Form 8-K as filed on June 19, 2000.
          10.18          -- Security Interest and Pledge Provisions dated June 7,
                            2000, acknowledged by Tanner's Restaurant Group, Inc. and
                            Fone.com Limited -- incorporated by reference to Annex VI
                            of Exhibit 10.1 of our Current Report on Form 8-K as
                            filed on June 19, 2000. Lease Agreement dated June 9,
                            2000, between John Broadcannon, LLC, as landlord, and
                            Corzon, Inc., as tenant -- incorporated by reference to
                            exhibit 10.4 to our Quarterly Report on Form 10-QSB
          10.19          -- filed on August 28, 2000.
          10.20          -- Master Service Agreement dated February 22, 2000, between
                            Viatel UK, Ltd. and Fone.com, Ltd. -- incorporated by
                            reference to exhibit 10.5 to our Quarterly Report on Form
                            10-QSB filed on August 28, 2000.
          10.21          -- International Message Telephone Service Agreement dated
                            January 14, 2000, between Pacific Gateway Exchange (UK)
                            Limited and Fone.com, Ltd. -- incorporated by reference
                            to exhibit 10.6 to our Quarterly Report on Form 10-QSB
                            filed on August 28, 2000.
         *10.22          -- Letter Agreement by and between Tanner's Restaurant
                            Group, Inc. and Strategic Services Group of Morrow & Co.,
                            Inc. dated August 14, 2000.

- ---------------

*  filed herewith

        EXHIBIT
          NO.                                       TITLE
        -------                                     -----
          10.22          -- Stock Purchase Agreement by and between Corzon, Inc.,
                            Dharnesh Patel and The Simple Card Limited dated November
                            29, 2000 -- incorporated by reference to exhibit 2.2 to
                            our Current Report on Form 8-K filed on January 8, 2001.
          10.23          -- Settlement Agreement dated November 7, 2000, among Finova
                            Mezzanine Capital, Inc., Hartan, Inc. and Corzon,
                            Inc. -- incorporated by reference to exhibit 10.7 to our
                            Current Report on Form 8-K as filed on November 7, 2000.
          10.24          -- Equity Line Financing Agreement dated as of January 25,
                            2001, between Corzon, Inc. and Pima Capital Management
                            Limited -- incorporated by reference to exhibit 10.1 to
                            our Current Report on Form 8-K as filed on February 5,
                            2001.
          10.25          -- Credit Agreement dated as of January 25, 2001, between
                            Corzon, Inc. and Sherman LLC -- incorporated by reference
                            to exhibit 10.2 to our Current Report on Form 8-K as
                            filed on February 5, 2001.
          10.26          -- Guaranty dated as of January 25, 2001, executed by
                            LecStar Communications Corporation and B4B
                            Communications, Ltd. in favor of Sherman LLC --
                            incorporated by reference to exhibit 10.3 to our Current
                            Report on Form 8-K as filed on February 5, 2001.
          10.27          -- Security Agreement dated as of January 25, 2001, among
                            Corzon, Inc., LecStar Communications Corporation, LecStar
                            Datanet, Inc., LecStar Telecom, Inc., B4B Communications,
                            Ltd. and Sherman LLC -- incorporated by reference to
                            exhibit 10.4 to our Current Report on Form 8-K as filed
                            on February 5, 2001.
          10.28          -- 8% Amended and Restated Secured Convertible Debenture Due
                            January 25, 2003 dated as of January 25, 2001, executed
                            by Corzon, Inc. in favor of Sherman LLC -- incorporated
                            by reference to exhibit 10.5 to our Current Report on
                            Form 8-K as filed on February 5, 2001.
        *#10.29          -- Employment Agreement by and between Empire Technology
                            Corporation and Reginald P. McFarland dated as of
                            November 22, 1999.
        *#10.30          -- Employment Agreement by and between Empire Technology
                            Corporation and W. Dale Smith dated as of December 22,
                            1999.
        *#10.31          -- Employment Agreement by and between Empire Technology
                            Corporation and William S. Woulfin dated as of December
                            22, 1999.
        *#10.32          -- Employment Agreement by and among Empire Technology
                            Corporation, Empire Telecom Services, Inc. and Michael E.
                            Britt, Jr. dated as of May 15, 2000.
        *#10.33          -- Employment Agreement by and between Empire Technology
                            Corporation and James D. Grenfell dated as of May 8,
                            2000.
        *#10.34          -- Employment Agreement by and between Corzon, Inc. and
                            Larry Shatsoff dated as of January 3, 2001.
         *21             -- Subsidiaries.

- ---------------

*  filed herewith

# Management contracts or compensatory plans