Form 10QSB
period 2001-03-31
LECSTAR CORP
filed 2001-05-21
CIK 949485

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from ___________ to __________.

                        COMMISSION FILE NUMBER: 33-95796

                               LECSTAR CORPORATION
        (Exact name of Small Business Issuer as Specified in its Charter)

                     Texas                                                         76-0406417
        (State or other jurisdiction of                               (I.R.S. Employer Identification No.)
         Incorporation or Organization)

                    4501 CIRCLE 75 PARKWAY - BUILDING D-4210
                           ATLANTA, GEORGIA 30339-3025
                    (Address of principal executive offices)

                                 (404) 659-9500
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         On March 31, 2001, there were 33,458,740 shares outstanding of the issuer's common stock, par value $.01 per share.

         Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]



================================================================================

                      LECSTAR CORPORATION AND SUBSIDIARIES
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                           --------
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED).................................................            1
                  Consolidated Balance Sheets as of March 31, 2001.................................
                  Consolidated Statements of Operations for the three months ended March 31, 2001..
                  Statement of Changes in Shareholders' Equity ....................................
                  Statements of Cash Flows for the three months ended March 31, 2001...............
                  Notes to Unaudited Consolidated Financial Statements.............................
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATION........................................................................
PART II.          OTHER INFORMATION................................................................
ITEM 1.           LEGAL PROCEEDINGS................................................................
ITEM 2.           CHANGES IN SECURITIES............................................................
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................
ITEM 5.           OTHER INFORMATION................................................................
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................................

                      LECSTAR CORPORATION AND SUBSIDIARIES
                  For the quarterly period ended March 31, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

         1.       Consolidated Balance Sheets as of March 31, 2001.

         2. Consolidated Statements of Operations for the three months ended March 31, 2001.

         3. Statements of Cash Flows for the three months ended March 31, 2001.

         4.       Notes to Unaudited Consolidated Financial Statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2001


                                                                            MARCH 31,
                                                                              2001
                                                                           (Unaudited)
                                                                          --------------
                                     ASSETS

Current Assets:
Cash                                                                       $     235,025
Accounts Receivable, net                                                   $     314,742
Inventory                                                                  $      15,391
Prepaid Expenses & Other Current Assets                                    $     142,495
                                                                           -------------
     Total Current Assets                                                  $     707,653

Long Term Investments                                                      $     800,000
Property & Equipment, net                                                  $   4,625,589
Intangibles, net and Other Assets                                          $  12,070,816

TOTAL ASSETS                                                               $  18,204,058
                                                                           =============
                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable                                                           $   1,487,389
Accrued Expenses & Other Current Liabilities                               $   1,904,578
Accrued Dividends Payable                                                  $     460,768
Unearned Revenue                                                           $     112,149
Current Portion of Notes Payable                                           $     827,444
Current Portion of Capital Lease Obligations                               $     650,960
Current Portion of Long-Term Debt & Notes in Default                       $   1,471,578
                                                                           -------------
     Total Current Liabilities                                             $   6,914,867
                                                                           -------------
Accounts Payable                                                           $      39,880
Notes Payable                                                              $   2,577,600
Long-Term Portion of Capital Lease Obligations                             $     846,696
Convertible Debentures                                                     $   4,553,652
                                                                           -------------
     Total Long-Term Debt                                                  $   8,017,828
                                                                           -------------
     TOTAL LIABILITIES                                                     $  14,932,695
                                                                           =============
Stockholders' Deficit:
Preferred Stock                                                            $  11,724,910
Common Stock, $.01 par value; 500,000,000 authorized; 33,683,740 issued
     and outstanding at March 31,2001                                      $     336,837
Additional Paid-In Capital                                                 $  12,420,111
Deferred Compensation                                                      $    (369,714)
Other Comprehensive                                                        $     (26,773)
Accumulated Deficit                                                        $ (20,814,007)
                                                                           -------------
     TOTAL STOCKHOLDERS' DEFICIT                                           $   3,271,364
                                                                           =============

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                  $  18,204,058
                                                                           =============


The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                          2001
                                                                          ----

Revenues                                                           $   886,332
Cost of Sales                                                      $  (633,368)
                                                                   -----------
     Gross Operating Profit (Loss)                                 $   252,964

Selling, General & Administrative                                  $ 2,287,613
Depreciation & Amortization                                        $ 2,290,914
                                                                   -----------
     Loss from Operations Before Other Expense                     $(4,325,563)

Other Expense
     Interest Expense                                              $   321,823
                                                                   -----------
Net Loss                                                           $(4,647,387)

Net Loss per Common Share - Basic & Diluted                        $     (0.14)

Weighted Average Common Shares Outstanding - Basic & Diluted        33,683,740



        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS



                                                                           THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                         2001
                                                                                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                     $(4,647,387)
                                                                                  -----------
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                              $   315,062
        Goodwill amortization                                                     $ 1,520,638
        Amortization of intangible asset                                          $   393,848
        Stock option compensation                                                 $    61,366
        Non-cash interest expense                                                 $    35,304

     Changes in operating assets and liabilities:
        Accounts receivable                                                       $  (198,741)
        Accounts payable                                                          $   468,307
        Accrued expenses                                                          $   (32,894)
        Unearned revenue                                                          $    38,642
        Prepaid and other assets                                                  $  (130,802)
                                                                                  -----------
                                                                                  $ 2,470,730

NET CASH USED IN OPERATING ACTIVITIES                                             $(2,176,656)
                                                                                  ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          $  (330,479)
     Cash acquired in Corzon merger                                               $    81,357

NET CASH USED IN INVESTING ACTIVITIES                                             $  (249,122)
                                                                                  ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing                                                      $ 2,699,737
     Repayment of long term debt                                                  $   (17,091)
     Payment of capital lease obligations                                         $  (150,927)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         $ 2,531,719
                                                                                  ===========

EFFECT OF EXCHANGE RATE ON CASH                                                   $   (16,590)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                    $    89,351
CASH AT BEGINNING OF PERIOD                                                       $   145,674
                                                                                  -----------
CASH AT END OF PERIOD                                                             $   235,025
                                                                                  ===========


        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Corzon, Inc., a Texas corporation ("Corzon") completed its acquisition by merger (the "Acquisition") of LecStar Communications Corporation, a Delaware corporation ("LCC"), according to the terms of an Agreement and Plan of Merger dated January 25, 2001 (the "Merger Agreement"). Effective March 30, 2001, Corzon changed its name to LecStar Corporation (the "Company"). Corzon acquired LCC in a stock-for stock transaction in which the former shareholders of LCC now own approximately 89% of the Company's outstanding common stock, after giving effect to the conversion of outstanding convertible securities of each company. The Company will treat the acquisition as a reverse acquisition under the purchase method of accounting, as prescribed by Accounting Principles Board Opinion No. 16, Business Combinations.

The Company is a regional competitive local exchange carrier that markets a full scope of advanced telecommunications services, including local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and Internet services, and network management.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

         2.       LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share:




                                                                ----------------
                                                                      2001
                                                                ----------------
NUMERATOR
Net loss                                                           $(4,647,387)

Preferred stock dividends                                             (779,518)
                                                                   -----------
Numerator for basic and diluted  earnings per share -loss
available to common stockholders                                   $(5,426,905)

DENOMINATOR
Weighted average shares outstanding - basic and diluted loss per share

BASIC AND DILUTED EARNINGS LOSS PER COMMON SHARE                    (6,717,536)
                                                                        ($0.81)



The Company has excluded all convertible preferred stock, convertible debentures, warrants and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share in 2000 was 5,531,996.

The Board of Directors of the Company approved a 1-for-60 reverse stock split of all issued and outstanding common stock of the Company. The outstanding stock and per share amounts above reflect the reverse stock split.

         3.       ACQUISITION

On, January 25, 2001, Corzon acquired LCC according to the terms of the Merger Agreement. The Company acquired LCC in a stock-for-stock transaction in which the former shareholders of LCC now own approximately 89% of the Company's outstanding common stock, after giving effect to the conversion of the outstanding convertible securities of each company.

The transaction has been accounted for as a reverse acquisition whereby the total purchase price of the merger has been allocated on a preliminary basis to LCC's assets and liabilities based on management's estimate of their fair values. Accordingly, the Company recorded total assets in the amount of $241,919 and total liabilities of $7,149,501. The excess of the purchase price, which was calculated as the fair value of the securities exchanged plus the net liabilities assumed in the acquisition, over the fair value of the net assets acquired, has been allocated to goodwill and is $12,165,101 at January 25, 2001.

         4.       EQUITY LINE AND CREDIT FACILITY

In connection with the Acquisition, the Company entered into an equity line financing agreement whereby an institutional investor has committed to purchase up to $25,000,000 of the Company's common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company. As of March 31, 2001, no shares have been sold under the equity line.

Additionally, the Company entered into a separate credit agreement that will provide the Company up to $3,500,000 in revolving credit. The credit facility also provides for the issuance of warrants in an amount equal to 10% of the amount drawn from the credit facility. As of March 31, 2001, the Company had drawn $2,850,000 under this credit agreement, and issued 313,531 warrants valued at $329,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB. This quarterly report of Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements include all statements that are not statements of historical fact. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those that we discuss in this section as well as elsewhere in this Form 10-QSB.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained in this prospectus. We will not update these forward-looking statements unless the securities laws require us to do so.

OVERVIEW.

         The following discussion should be read in connection with the consolidated financial statements and related notes beginning on page F-1 of this report.

         On January 25, 2001, we acquired LecStar Communications by merger with one of our subsidiaries.

         On February 1, 2001, we changed our fiscal year from a 52/53 week fiscal year ending on the last Sunday in December to a fiscal year ending on December 31. Since the fiscal year 2000 ended on Sunday, December 31, 2000, the change did not result in a transition period. Therefore, we did not file a report covering the transition period.

         On March 30, 2001, we filed an amendment to our Articles of Incorporation with the Texas Secretary of State by which we changed our name from Corzon, Inc. to LecStar Corporation and effected a 60-for-1 reverse split of our common stock. In conjunction with our name change, on April 2, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "LCST."

RESULTS OF OPERATIONS FOR THE QUARTER (THREE MONTHS) ENDED MARCH 31, 2001, COMPARED TO THE QUARTER (SIXTEEN WEEKS) ENDED APRIL 16, 2000.

         Comparative results of operations for these periods are not practicable due to the fact that the Company was engaged in restaurant operations during the first quarter of 2000, which were subsequently discontinued, and the Company's current operations are telecommunication services. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

         Revenues of $886,332 for the first quarter of 2001 were derived primarily from the sale of traditional residential and business local and long distance services, through strategic partnerships and marketing agreements. The Company expects significant growth of this revenue base by capitalizing on its current marketing and support channels, while continuing to expand geographically and developing its data, internet, and integrated services presence in the competitive marketplace.

         Cost of Sales as a percentage of revenues was 71.5% for the current period. Management believes that this will continue to decline as provisioning processes and OSS systems are continue to be refined, and as overall product mix shifts with the growth of much higher margin services.

         Operating Expenses were $4,578,527 for the quarter, of which $2,290,914 was depreciation and amortization. Amortization of goodwill related to the merger was $1,520,638. The remaining $2,287,613 consisted primarily of salaries, wages & benefits, and one-time professional costs relating to the merger.

         Interest expense was $321,823 of which $170,679 was borrowings under credit facilities, $67,369 of interest on convertible debentures, and the remainder related to notes & capital leases.

LIQUIDITY AND CAPITAL RESOURCES.

         We have incurred operating losses since our inception at June 2, 1999, and as of December 31, 2000, we had an accumulated deficit of $3,993,922 and a working capital deficit of $2,454,081.

         In connection with our acquisition of LecStar Communications, we entered into a $25,000,000 equity line financing agreement with Pima Capital Management Limited on January 25, 2001. Upon our request and at our sole discretion, Pima has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. However, we may not be able to draw funds under this equity line of credit for some time due to the conditions to funding under the equity line. Inability to draw these funds could result in a material adverse effect on our business, financial condition and results of operation.

         We have also entered into a credit agreement with Sherman LLC that will provide us with up to $3,500,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 10% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and those of each of our significant subsidiaries and accrue interest at the rate of 24% per year. As of _______, 2001, we have borrowed $[3.5 MILLION] under this facility and have issued warrants to purchase [428,068] shares of our common stock at exercise prices ranging from $0.29 to $1.61 per share.

         Both the financing and credit agreements will provide us with working capital, enable us to fund ongoing operations and various capital expenditures and further our growth and expansion into new markets.

         Our cash and cash equivalents increased $89,351 during the first quarter of 2001. The principal source of funds consisted of $1,520,751 received from outside investors. The primary source of funds were cash consisted of $2.6 million borrowed under the Sherman LLC credit facility.

         We have not paid dividends on the Series A preferred stock since June 1998 and are currently analyzing our alternatives for addressing these arrearages.]

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not currently a party to any legal proceeding other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         Unless otherwise stated, all sales reflect pre-reverse split numbers with respect to the number of shares of common stock sold or acquired and, if applicable, the conversion rate or exercise price.

         On January 25, 2001, we acquired LecStar Communications Corporation by merger with one of our subsidiaries and issued 400,000,000 shares of our common stock and 10 shares of our Series F preferred stock to the former stockholders of LecStar Communications Corporation. On March 30, 2001, we effected a 60-for-1 reverse split of our common stock. Upon such action, the outstanding Series F preferred stock automatically converted into 25,333,333 shares of our common stock on a post-split basis. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

         On January 25, 2001, we entered into a $3.5 million credit agreement with Sherman LLC. Pursuant to the terms of the credit agreement, each time we borrow money we are required to issue a five-year warrant to purchase a number of shares of our common stock equal to 10% of the principal amount borrowed, divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. These warrants will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

         The annual meeting of the shareholders was held in Atlanta, Georgia on April 25, 2001. The shareholders elected three directors for a term of one year, namely:

William S. Woulfin
W. Dale Smith; and
John C. Canouse

         For:
         Against:
         Abstain:

The shareholders also approved the LecStar Corporation 2001 Stock Incentive
Plan:

         For:
         Against:
         Abstain:

Lastly, shareholders ratified the appointment of Ernst & Young as our independent auditors for the fiscal year ending December 31, 2001.

         For:
         Against:
         Abstain:

ITEM 5.  OTHER ITEMS

         At the time of this filing, Larry Shatsoff, our former Secretary, and James Grenfell, our former Chief Financial Officer, are no longer employed with the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         Attached as an exhibit is the first quarter, 2000 financial statements as presented in the 10-QSB.

(b) Reports on Form 8-K - During the first quarter of fiscal 2001 we filed the following reports on form 8-K:

         (i) On January 8, 2001, we filed a report on form 8-K describing our acquisition by stock exchange of The Simple Card Limited, a telecommunication products company located in the United Kingdom, from Dharnesh Patel, and individual. The financial statements of Simple Card and the pro forma financial statements relating to the acquisition were not provided as our then current independent accountants determined that the operations of Simple Card were immaterial.

         (ii) On February 5, 2001, we filed a report on Form 8-K describing our acquisition by merger of LecStar Communications Corporation, a telecommunications company headquartered in Atlanta, Georgia, and the resulting change in control. We also described a credit agreement and an equity line financing agreement we entered into with, respectively, Sherman LLC and Pima Capital Management Limited and the restatement of the terms of an outstanding debenture with Sherman LLC.

         (iii) On April 30, 2001, we filed a report on Form 8-K describing a change in our independent accountants.

         (iv) On May 17, 2001, we filed a report on Form 8-K/A to amend the report on Form 8-K we filed on February 5, 2001, describing the merger with LecStar Communications Corporation. The purpose of the amendment was to provide certain financial statements of LecStar Communications and the pro-forma financial information required by Item 310 of Regulation S-B.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         Attached as an exhibit are the financial statements for the first quarter 2000, as presented in the 10-QSB.

(b) Reports on Form 8-K - Since the end of our last fiscal year, we have filed the following reports on form 8-K:

         (v) On January 8, 2001, we filed a report on form 8-K describing our acquisition by stock exchange of The Simple Card Limited, a telecommunication products company located in the United Kingdom, from Dharnesh Patel, and individual. The financial statements of Simple Card and the pro forma financial statements relating to the acquisition were not provided as our then current independent accountants determined that the operations of Simple Card were immaterial.

         (vi) On February 5, 2001, we filed a report on Form 8-K describing our acquisition by merger of LecStar Communications Corporation, a telecommunications company headquartered in Atlanta, Georgia, and the resulting change in control. We also described a credit agreement and an equity line financing agreement we entered into with, respectively, Sherman LLC and Pima Capital Management, Ltd. and the restatement of the terms of an outstanding debenture with Sherman LLC.

         (vii) On April 30, 2001, we filed a report on Form 8-K describing a change in our independent accountants.

         (viii) On May 17, 2001, we filed a report on Form 8-K/A to amend the report on Form 8-K we filed on February 5, 2001, describing the merger with LecStar Communications Corporation. The purpose of this amendment was to provide certain financial statements of LecStar Communications and the pro-forma financial information required by Item 310 of Regulation S-B.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LECSTAR CORPORATION

                                 By: /s/ W. Dale Smith
                                    ------------------
                                 W. Dale Smith, President

                                 Date: May 21, 2001

                                 By: /s/ Donald G. Santavicca
                                    --------------------------
                                 Donald G. Santavicca, Chief Accounting Officer

                                 Date: May 21, 2001