Form 10QSB/A
period 2001-03-31
LECSTAR CORP
filed 2001-05-23
CIK 949485

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

         On March 31, 2001, there were 33,683,740 shares outstanding of the issuer's common stock, par value $.01 per share.

         Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]



================================================================================

                      LECSTAR CORPORATION AND SUBSIDIARIES
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheet as of March 31, 2001..................................            1
                  Consolidated Statement of Operations for the three months ended March 31, 2001...            2
                  Statement of Cash Flow for the three months ended March 31, 2001.................            3
                  Notes to Unaudited Consolidated Financial Statements.............................            4
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATION........................................................................            7
PART II.          OTHER INFORMATION................................................................            9
ITEM 1.           LEGAL PROCEEDINGS................................................................            9
ITEM 2.           CHANGES IN SECURITIES............................................................            9
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................           10
ITEM 5.           OTHER INFORMATION................................................................           10
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................................           10

                      LECSTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001
                                  (UNAUDITED)


Item 1. Financial Statement

                                     ASSETS

Current Assets:
Cash                                                                       $    235,025
Accounts Receivable, net                                                        314,742
Inventory                                                                        15,391
Prepaid Expenses & Other Current Assets                                         142,495
                                                                           ------------
     Total Current Assets                                                       707,653

Long Term Investments                                                           800,000
Property & Equipment, net                                                     4,625,589
Intangibles, net and Other Assets                                            12,070,816
                                                                           ------------
TOTAL ASSETS                                                               $ 18,204,058
                                                                           ============
                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable                                                           $  1,487,389
Accrued Expenses & Other Current Liabilities                                  1,904,578
Accrued Dividends Payable                                                       460,768
Unearned Revenue                                                                112,149
Current Portion of Notes Payable                                                827,444
Current Portion of Capital Lease Obligations                                    650,960
Current Portion of Long-Term Debt & Notes in Default                          1,471,578
                                                                           ------------
     Total Current Liabilities                                                6,914,866
                                                                           ------------
Accounts Payable                                                                 39,880
Notes Payable                                                                 2,577,600
Long-Term Portion of Capital Lease Obligations                                  846,696
Convertible Debentures                                                        4,553,652
                                                                           ------------
     Total Long-Term Debt                                                     8,017,828
                                                                           ------------
     TOTAL LIABILITIES                                                       14,932,694
                                                                           ------------
Stockholders' Deficit:
Preferred Stock                                                              11,724,910
Common Stock, .01 par value; 500,000,000 authorized; 33,683,740 issued
     and outstanding at March 31,2001                                           336,837
Additional Paid-In Capital                                                   12,738,861
Deferred Compensation                                                          (369,714)
Other Comprehensive                                                             (26,773)
Accumulated Deficit                                                         (21,132,757)
                                                                           ------------
     TOTAL STOCKHOLDERS' DEFICIT                                              3,271,364
                                                                           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                  $ 18,204,058
                                                                           ============


The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED
                                 MARCH 31, 2001
                                  (UNAUDITED)


Revenues                                                           $   886,332
Cost of Sales                                                         (633,368)
                                                                   -----------
     Gross Operating Profit                                            252,964

Selling, General & Administrative                                    2,287,612
Depreciation & Amortization                                          2,290,914
                                                                   -----------
     Loss from Operations Before Interest Expense                   (4,325,562)

     Interest Expense                                                  321,823
                                                                   -----------
Net Loss                                                            (4,647,385)

Preferred Stock Dividends                                             (779,518)
                                                                   -----------
Net Loss Attributable to Common Stockholders                       $(5,426,903)
                                                                   ===========
Net Loss per Common Share - Basic & Diluted                        $     (0.81)

Weighted Average Shares Outstanding Used in Computing Basic
  & Diluted Net Loss Per Common Share                                6,717,536



        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOW
                       THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                     $(4,647,385)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                              $   315,062
        Goodwill amortization                                                     $ 1,520,638
        Amortization of intangible asset                                          $   393,848
        Stock option compensation                                                 $    61,366
        Non-cash interest expense                                                 $    35,304

     Changes in operating assets and liabilities:
        Accounts receivable                                                       $  (198,741)
        Accounts payable                                                          $   468,307
        Accrued expenses                                                          $   (32,894)
        Unearned revenue                                                          $    38,642
        Prepaid and other assets                                                  $  (130,802)
                                                                                  -----------

NET CASH USED IN OPERATING ACTIVITIES                                             $(2,176,655)
                                                                                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          $  (330,479)
     Cash acquired in Corzon merger                                               $    81,357
                                                                                  -----------
NET CASH USED IN INVESTING ACTIVITIES                                             $  (249,122)
                                                                                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing                                                      $ 2,699,737
     Repayment of long term debt                                                  $   (17,091)
     Payment of capital lease obligations                                         $  (150,927)
                                                                                  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         $ 2,531,719
                                                                                  -----------
EFFECT OF EXCHANGE RATE ON CASH                                                   $   (16,591)

INCREASE IN CASH & CASH EQUIVALENTS                                               $    89,351
CASH AT BEGINNING OF PERIOD                                                       $   145,674
                                                                                  -----------
CASH AT END OF PERIOD                                                             $   235,025
                                                                                  ===========


        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Corzon, Inc., a Texas corporation ("Corzon") acquired LecStar Communications Corporation, a Delaware corporation ("LCC"), according to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated January 25, 2001 (the "Acquisition"). Effective March 30, 2001, Corzon changed its name to LecStar Corporation (the "Company"). Corzon acquired LCC in a stock-for stock transaction in which the former shareholders of LCC now own approximately 89% of the Company's outstanding common stock, after giving effect to the conversion of outstanding convertible securities of each company. The Company has treated the acquisition as a reverse acquisition under the purchase method of accounting, as prescribed by Accounting Principles Board Opinion No. 16, Business Combinations.

The Company is a regional integrated communications carrier that markets a full scope of advanced telecommunications services, including local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and Internet services, and network management.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

                      LECSTAR CORPORATION AND SUBSIDIARIES

         2.  NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:




                                                                ----------------
                                                                For Three Months
                                                                     Ended
                                                                      2001
                                                                ----------------
NUMERATOR
Net loss                                                           $(4,647,385)
                                                                   ===========
Preferred stock dividends                                             (779,518)
                                                                   -----------
Numerator for basic and diluted earnings per share -loss
  available to common stockholders                                 $(5,426,903)

DENOMINATOR
Weighted average shares outstanding used in computing
  basic and diluted net loss per share                               6,717,536

BASIC AND DILUTED EARNINGS NET LOSS PER COMMON SHARE                    $(0.81)



The Company has excluded all convertible preferred stock, convertible debentures, warrants and outstanding stock options from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share at March 31, 2001 was 5,531,996.

On March 30, 2001 the Board of Directors of the Company approved a 1-for-60 reverse stock split of all issued and outstanding common stock of the Company. The outstanding stock and per share amounts reflect the reverse stock split.

         3.  ACQUISITION

On January 25, 2001, Corzon acquired LCC according to the terms of the Merger Agreement. The Company acquired LCC in a stock-for-stock transaction in which the former shareholders of LCC now own approximately 89% of the Company's outstanding common stock, after giving effect to the conversion of the outstanding convertible securities of each company.

The transaction has been accounted for as a reverse acquisition whereby the total purchase price of the merger has been allocated on a preliminary basis to Corzon's assets and liabilities based on management's estimate of their fair values. Accordingly, the Company recorded total assets in the amount of $241,919

                      LECSTAR CORPORATION AND SUBSIDIARIES
and total liabilities of $7,149,501. The excess of the purchase price, which was calculated as the fair value of the securities exchanged plus the net liabilities assumed in the acquisition, over the fair value of the net assets acquired, has been allocated to goodwill and was $12,165,101 at January 25, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB. This quarterly report of Form 10-QSB/A contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. These forward-looking statements include all statements that are not statements of historical fact. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB/A are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those that we discuss in this section as well as elsewhere in this Form 10-QSB/A.

         Readers are cautioned not to place undue reliance on any forward-looking statements contained in this prospectus. We will not update these forward-looking statements unless the securities laws require us to do so.

OVERVIEW.

         The following discussion should be read in connection with the consolidated financial statements and related notes beginning on page 2 of this Form 10-QSB/A.

         On January 25, 2001, we acquired LecStar Communications Corporation by merger with one of our subsidiaries.

         On February 1, 2001, we changed our fiscal year from a 52/53 week fiscal year ending on the last Sunday in December to a fiscal year ending on December 31. Since the fiscal year 2000 ended on Sunday, December 31, 2000, the change did not result in a transition period. Therefore, we did not file a report covering the transition period.

         On March 30, 2001, we filed an amendment to our Articles of Incorporation with the Texas Secretary of State by which we changed our name from Corzon, Inc. to LecStar Corporation and effected a 1-for-60 reverse split of our common stock. In conjunction with our name change, on April 2, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "LCST."

RESULTS OF OPERATIONS FOR THE QUARTER (THREE MONTHS) ENDED MARCH 31, 2001.

         Comparative results of operations for the three month period ended March 31, 2001 and the quarter (sixteen weeks) ended April 16, 2000 are not practicable because the Company was engaged in restaurant operations during the first quarter of 2000, which were subsequently discontinued, and the Company's current operations are telecommunication services. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

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

         Cost of Sales as a percentage of revenues was 71.5% for the current period. Management believes that this will continue to decline as provisioning processes and OSS systems continue to be refined, and as overall product mix shifts with the growth of much higher margin services.

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

LIQUIDITY AND CAPITAL RESOURCES.

         We have incurred operating losses since our June 2, 1999 inception. As of March 31, 2001, we had an accumulated deficit of $21,132,757 and a working capital deficit of $6,207,213.

         In connection with our acquisition of LecStar Communications Corporation, we entered into a $25,000,000 equity line financing agreement with Pima Capital Management Limited on January 25, 2001. Upon our request and at our sole discretion, Pima has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. However, we may not be able to draw funds under this equity line of credit for some time due to the conditions to funding under the equity line. Inability to draw these funds could result in a material adverse effect on our business, financial condition and results of operation.

         We have also entered into a credit agreement with Sherman LLC that will provide us with up to $3,500,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 10% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and those of each of our significant subsidiaries and accrue interest at the rate of 24% per year. As of March 31, 2001, we have borrowed $2,850,000 under this facility and have issued warrants to purchase 313,531 shares of our common stock at exercise prices ranging from $0.48 to $1.61 per share.

         Both the financing and credit agreements will provide us with working capital, enable us to fund ongoing operations and various capital expenditures and further our growth and expansion into new markets.

         Our cash and cash equivalents increased $89,351 during the first quarter of 2001. The primary source of funds consisted of $2.6 million borrowed under the Sherman LLC credit facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

         The annual meeting of the shareholders was held in Atlanta, Georgia on April 25, 2001. Proxies for the meeting were solicited under Regulation 14A.
The matters that were submitted to a vote of shareholders were (a) the election of three directors, (b) the approval of the LecStar Corporation 2001 Stock Incentive Plan and (c) the ratification of the appointment of Ernst & Young LLP.

        William S. Woulfin was elected as a director of the Company. The vote was as follows:

                For                   Against               Abstain
               ----                  ---------             ---------
          5,519,115 (67.9%)       10,692 (0.1%)         2,595,600 (31.9%)


        W. Dale Smith was elected as a director of the Company. The vote was as follows:

                For                   Against               Abstain
               ----                  ---------             ---------
          5,519,115 (67.9%)       10,692 (0.1%)         2,595,600 (31.9%)


        John C. Canouse was elected as a director of the Company. The vote was as follows:

                For                   Against               Abstain
               ----                  ---------             ---------
          5,519,115 (67.9%)       10,692 (0.1%)         2,595,600 (31.9%)


The shareholders also approved the LecStar Corporation 2001 Stock Incentive
Plan:

                For                   Against               Abstain
               ----                  ---------             ---------
          5,508,367 (67.8%)       21,436 (0.3%)         2,595,603 (31.9%)


Lastly, shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001.

                For                   Against               Abstain
               ----                  ---------             ---------
          5,529,807 (68.1%)              0              2,595,600 (31.9%)


ITEM 5.  OTHER INFORMATION

         At the time of this filing, Larry Shatsoff, our former Secretary, and James Grenfell, our former Chief Financial Officer, are no longer employed with the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         None.

(b) Reports on Form 8-K - During the first quarter of fiscal 2001 we filed the following reports on form 8-K:

         (i) On January 8, 2001, we filed a report on form 8-K describing our acquisition by stock exchange of The Simple Card Limited, a telecommunication products company located in the United Kingdom, from Dharnesh Patel, an individual. The financial statements of Simple Card and the pro forma financial statements relating to the acquisition were not provided as our then current independent accountants determined that the operations of Simple Card were immaterial.

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

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LECSTAR CORPORATION

                                 By: /s/ W. Dale Smith
                                    ------------------
                                 W. Dale Smith, President

                                 Date: May 23, 2001


                                 By: /s/ Donald G. Santavicca
                                    --------------------------
                                 Donald G. Santavicca, Chief Accounting Officer

                                 Date: May 23, 2001