Form 10KSB/A
period 2000-12-31
LECSTAR CORP
filed 2001-07-03
CIK 949485

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
              [X] Annual report pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934. For the
                       fiscal year ended December 31, 2000

                                       OR

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.


                         Commission File Number 33-95796

                               LECSTAR CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                   Texas                                   76-0406417
                  --------                                 ---------
        (State or other jurisdiction           (IRS Employer Identification No.)
     of incorporation or organization)

          4501 Circle 75 Parkway,
              Building D-4210
              Atlanta, Georgia                             30339-3025
  (Address of principal executive offices)                  --------
                                                           (Zip Code)

                    Issuer's telephone number: (404) 659-9500

 Securities registered pursuant to        Name of exchange on which registered:
Section 12(b) of the Exchange Act:
                None                                    None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                    Series A Preferred Stock, $1.00 par value
                         Common Stock Purchase Warrants
              Redeemable Series A Preferred Stock Purchase Warrants
              -----------------------------------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         LecStar's revenues for its most recent fiscal year were a net loss of $3,858,555.

         As of April 3, 2001, the aggregate market value of LecStar Corporation's voting common stock held by non-affiliates was approximately $17,733,132 based upon a closing sales price of $0.53 per share of common stock on the OTC Bulletin Board.


         As of April 3, 2001, 33,458,740 shares of LecStar Corporation's common stock were outstanding.


         The following documents are incorporated by reference: Portions of LecStar Corporation's definitive proxy statement for their annual meeting of Shareholders for fiscal year 2000, as filed with the Securities and Exchange Commission on April 5, 2001, are incorporated by reference into Part III, Items 9, 10 and 12 of this annual report on Form 10-KSB/A.

                              LECSTAR CORPORATION
              Form 10-KSB/A Annual Report for the 2000 Fiscal Year
                               Table of Contents

ITEM 1.  DESCRIPTION OF BUSINESS.................................................................................1

         RECENT BUSINESS DEVELOPMENTS............................................................................1

                  Acquisition of LecStar Communications Corporation..............................................1

                  Board of Directors.............................................................................2

                  Financing and Credit Agreements................................................................2

                  Marketing Agreements...........................................................................3


         HISTORY OF LECSTAR CORPORATION..........................................................................3

                  History of Corzon, Inc.........................................................................3

                  History of LecStar Communications Corporation..................................................5

         CURRENT BUSINESS OPERATIONS OF LECSTAR CORPORATION......................................................5

                  LecStar Communications Corporation.............................................................5

                           Overview..............................................................................5

                           Business Strategy.....................................................................6

                           Telecommunications Services...........................................................9

                           Competition and Industry Position....................................................10

                           Specific Competitors.................................................................12

                           Government Approval and Regulation...................................................13

                           Compliance...........................................................................21

                           Intellectual Property................................................................22

                           Principal Suppliers for LecStar Communications.......................................22

                  B4B Communications Ltd. and The Simple Card Ltd...............................................22

                           General History and Background.......................................................22

                           Competition, Strategy and Outlook....................................................23

                           Future of the Prepaid Phone Card Market..............................................25

                           Diversification......................................................................25

                           Distributors, Suppliers and Government Regulation....................................26

                  Subsequent Events.............................................................................26

         EMPLOYEES..............................................................................................27

ITEM 2.  DESCRIPTION OF PROPERTY................................................................................27

ITEM 3.  LEGAL PROCEEDINGS......................................................................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................28

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................................29

                  Market for Common Stock.......................................................................29

                  Holders of Record.............................................................................29

                  Dividends.....................................................................................29

                  Recent Sales of Unregistered Securities.......................................................30

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...................31

                  Overview......................................................................................31

                  Results of Operations for the Year Ended December 31, 2000, Compared to the Date of
                           Inception of June 2, 1999 to December 31, 1999.......................................32

                  Liquidity and Capital Resources...............................................................32

ITEM 7.  FINANCIAL STATEMENTS...................................................................................33

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................33

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
               16(a) OF THE EXCHANGE ACT........................................................................33

                  Subsequent Events.............................................................................33

ITEM 10. EXECUTIVE COMPENSATION.................................................................................33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................37

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.......................................................................37

                           FORWARD-LOOKING STATEMENTS

         The following discussions contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include all statements that are not statements of historical fact and are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans" or the negative or other variations of these or comparable terms. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution you that all forward-looking statements contained in this annual report are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward looking statements. Some factors that could affect our results include those discussed in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation" as well as elsewhere in this annual report.

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

         Our newly appointed Board then elected:

         o William S. Woulfin -- Chairman of the Board and Chief Executive Officer;

         o   W. Dale Smith -- President;

         o James D. Grenfell -- Vice President, Chief Financial Officer and Treasurer;

         o   Reginald P. McFarland -- Vice President, Chief Technology Officer;

         o   Michael Britt -- Vice President, Operations;

         o   Lawrence Shatsoff -- Vice President, Secretary; and

         o Donald G. Santavicca -- Vice President, Chief Accounting Officer, Controller and Assistant Treasurer.

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

         On November 29, 2000, we purchased from Dharmesh Patel, an individual residing in the United Kingdom, all of the outstanding shares of The Simple Card Limited, a United Kingdom Corporation, in exchange for 12,500,000 shares of our common stock. The Simple Card Limited distributes telecommunication products, mainly prepaid phone cards in the United Kingdom.

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

               CURRENT BUSINESS OPERATIONS OF LECSTAR CORPORATION

         We have three primary operating subsidiaries:

         o   LecStar Communications Corporation;

         o   B4B Communications, Limited; and

         o   The Simple Card Limited.

LECSTAR COMMUNICATIONS CORPORATION.

Overview

         Through our operating subsidiaries, we are a rapidly growing integrated communications carrier that seeks to become a leading provider of telecommunications services for small and mid-sized business and residential subscribers in each of the markets we serve. We provide an array of switched and dedicated offerings that include:

         o   local and long distance telephone service;

         o   Internet access;

         o   web hosting;

         o   e-mail;

         o   integrated voice and high-speed data services; and

         o   related premise equipment.

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

         We believe that the Telecommunications Act of 1996 opened local exchange markets to competition and created an attractive opportunity for us as a competitive carrier to convert existing customers from incumbent local exchange carriers and to capture a share of business in the growing data and Internet segments of the market. Of significant importance are provisions of the Telecommunications Act that require incumbent local exchange carriers to make available various elements of their networks, which are necessary for the cost-effective provision of service. This aspect of the Telecommunications Act is referred to as unbundling. Unbundling allows us to:

         o deploy and collocate our network equipment with the incumbent local exchange carriers;

         o lease copper and fiber optic circuits from the incumbent local exchange carriers and other carriers; and

         o access incumbent local exchange carrier databases to serve our customers.

Business Strategy

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

         Provide Complete Package of Competitive Services. We provide traditional and enhanced telecommunication services, tailored to meet targeted customer requirements. We are positioned as a single source for all of a customer's telecommunication requirements, offering feature-rich services, value, consolidated customer billing and excellent customer support. Our services include:

         o   local and long distance voice;

         o   Internet access;

         o   broadband data; and

         o   integrated voice and data applications and web related services.

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

         Focus on Underserved Markets. We intend to be a primary competitor in southeastern major cities, and second and third tier cities that are generally under-served by incumbent and competitive carriers. In all of our markets, we intend to target both residential and small to mid-sized businesses, as well as wholesale and retail niche markets that we believe are not significantly challenged by competitors. Our specialized service offerings include:

         o voice over Internet protocol providing US dial tone to users in foreign countries;

         o   virtual modem port rentals targeted to Internet service providers;
             and

         o packaged prepaid local and long distance targeted to a growing market segment of transient or credit challenged users.

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

         Capitalize on Advanced Network Architecture. Our network infrastructure is composed of advanced carrier class platforms that integrate local, national, international and Internet service provider networks into a single "meshed" network architecture. We utilize Lucent Technologies, Cisco Systems, Harris and Jetstream Communications technologies to support traditional and broadband applications using asynchronous transfer mode and voice over Internet protocol to take advantage of converged voice and data capabilities and traffic compression techniques that improve communications performance, efficiency and economics. We utilize unbundled network elements that we lease from incumbent carriers at wholesale costs to construct our own local access circuits connecting customers to our facilities. These unbundled network elements include:

         o   digital and analog local loops;

         o   local circuit switching;

         o   interoffice transport;

         o   network interface devices;

         o   signaling and call-related databases; and

         o   operational support systems.

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

         Build Effective Marketing and Support Channels. We currently utilize three principal marketing channels:

         o internal sales resources that are directed at larger and more complex customer opportunities;

         o agents that provide value-added solutions to mid-sized business while also addressing niche market opportunities; and

         o partnerships with utility companies which address higher volume opportunities in the high-end residential and small business segments.

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

         Expand our Geographic Operations. We are currently authorized by the Federal Communications Commission to market long distance services worldwide and are certified by eight state public service commissions:

        o   Alabama;                         o   Mississippi;

        o   Florida;                         o   North Carolina;

        o   Georgia;                         o   South Carolina; and

        o   Kentucky;                        o   Tennessee.

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

         We plan to further penetrate Georgia markets and expect to expand our operations into the following additional southeastern cities:

        o   Miami, Florida                   o   Chattanooga, Tennessee

        o   New Orleans, Louisiana           o   Jackson, Mississippi

        o   Charlotte, North Carolina        o   Daytona Beach, Florida

        o   Orlando, Florida                 o   Pensacola, Florida

        o   Nashville, Tennessee             o   Shreveport, Louisiana

        o   Memphis, Tennessee               o   Montgomery, Alabama

        o   Louisville, Kentucky             o   Huntsville, Alabama

        o   Greensboro, North Carolina       o   Tallahassee, Florida

        o   Birmingham, Alabama              o   Lafayette, Louisiana

        o   Jacksonville, Florida            o   Tampa, Florida

        o   Raleigh, North Carolina          o   Gainesville, Florida

        o   Greenville, South Carolina       o   Biloxi, Mississippi

        o   Knoxville, Tennessee             o   Asheville, North Carolina

        o   Charleston, South Carolina       o   Panama City, Florida

        o   Mobile, Alabama                  o   Wilmington, North Carolina

        o   Columbia, South Carolina         o   Florence, South Carolina

        o   Winchester, Kentucky             o   Owensboro, Kentucky

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

         Our services may be classified in three broad categories:

                  Voice Services:

                  o   single line local access for residential and business;

                  o   trunked local access for business;

                  o   local access subscriber features;

                  o   voice mail;

                  o   operator services;

                  o   directory assistance;

                  o dial-up intrastate, interstate and international long distance;

                  o dedicated intrastate, interstate and international long distance; and

                  o   travel cards.

                  Data and Internet Services:

                  o   dial-up internet access;

                  o   dedicated high-speed internet access;

                  o   dedicated point-to-point data;

                  o   modem port rental;

                  o   collocation;

                  o   web hosting; and

                  o   e-mail.

                  Integrated Services:

                  o   high-speed internet with switched long distance;

                  o local access, high-speed internet with switched long distance; and

                  o single-line local access and long distance via internet access

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

Specific Competitors

         We compete against many similar communications companies which also provide individual or bundled services. We expect competition to intensify in the future and expect significant competition from both traditional and new communications companies. Competitors in our targeted markets include:

         o   Intermedia                    o   XO Communications

         o   Teligent                      o   BellSouth

         o   Verizon                       o   Sprint

         o   Birch                         o   Trivergent

         o   New South                     o   Allegiance

         o   Winstar                       o   Net2000

         o   Mpower                        o   Talk.com

         o   Lightyear

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

         The Telecommunications Act makes local markets accessible by requiring the incumbent local exchange carrier to permit interconnection to its network and the establishment of incumbent local exchange carrier obligations with respect to:

         o collocation of equipment that allows companies like us to install and maintain our own network equipment, including asynchronous transfer mode switches and fiber optic equipment, in incumbent local exchange carrier central offices;

         o interconnection that requires the incumbent local exchange carriers to permit their competitors to interconnect with incumbent local exchange carrier facilities at any technically feasible point in the incumbent local exchange carriers' networks;

         o reciprocal compensation that requires the incumbent local exchange carriers and competitive local exchange carriers to compensate each other for telecommunications traffic that originates on the network of one carrier and is sent to the network of the other;

         o resale of service offerings that requires the incumbent local exchange carrier to establish wholesale rates for services it provides to end-users at retail rates to promote resale by competitive local exchange carriers;

         o access to unbundled network elements that requires the incumbent local exchange carriers to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an incumbent local exchange carrier's network, such as copper lines or "loops," that competitive local exchange carriers can lease to create their own facilities networks;

         o number portability that requires the incumbent local exchange carriers and competitive local exchange carriers to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers; number portability removes one barrier to entry faced by new competitors, who would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers; number portability is available in all of LecStar's current markets;

         o dialing parity that requires the incumbent local exchange carriers and competitive local exchange carriers to establish dialing parity so that customers do not perceive a quality difference between networks when dialing; and

         o access to rights-of-way that requires the incumbent local exchange carriers and competitive local exchange carriers to establish non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

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

         State Regulation. Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of competitive local exchange carriers vary in their regulatory intensity. Most states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2000, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in:

         o   Alabama;                        o   Mississippi;

         o   Florida;                        o   North Carolina;

         o   Georgia;                        o   South Carolina; and

         o   Kentucky;                       o   Tennessee.

         As of December 31, 2000, we also had an application pending for local exchange certification in Louisiana. To the extent that an area within a state in which we provide service is served by a small or rural exchange carrier not currently subject to competition, we may not currently have authority to provide service in those areas at this time. As a competitive local exchange carrier, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that competitive local exchange carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some other state requirements include:

         o   the filing of periodic reports;

         o   the payment of various regulatory fees and surcharges;

         o   compliance with service standards; and

         o   consumer protection rules.

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

Principal Suppliers for LecStar Communications.

         We have four major suppliers for the equipment and material we use in the operation of our business. Those four suppliers are:

        o   Lucent Technologies;             o   Jetstream Communications; and

        o   Cisco Systems;                   o   Taqua Systems.

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

         In October 2000, we acquired The Simple Card Limited, a prepaid card distributor and a United Kingdom corporation. The Simple Card has gained market share in the United Kingdom by advertising its transparent pricing policies. From November 2000 to February 2001, Simple has established 350 points of distribution for its products generally, with news agents and tobacco retailers who account for approximately 85% of the total sales of prepaid calling cards in the United Kingdom. There are approximately 35,000 such retailers within the United Kingdom. In conjunction with B4B, Simple's management is forming additional strategic alliances with these retailers.

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

Future of the Prepaid Phone Card Market.

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

Diversification.

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

Distributors, Suppliers and Government Regulation.

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


SUBSEQUENT EVENTS

         Subsequent to the filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission on April 2, 2001, in May of 2001 we discontinued the operations of both B4B Communications, Limited, and The Simple Card Limited.

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

                       LOCATION                         FORM OF OWNERSHIP    LEASE EXPIRATION        MONTHLY RENT
                       --------                         -----------------    ----------------        ------------
EXECUTIVE OFFICES:                                                                                       $23,419
4501 Circle 75 Parkway,...........................            Lease          February 28, 2005
Building D-4210
Atlanta, Georgia 30039-3025
FORMER EXECUTIVE OFFICES:                                                                                $ 2,400
1087 Broad Street,................................            Lease            June 9, 2005
Bridgeport, CT 06604
SUBSIDIARIES:                                                                                            $ 3,500
B4B Communications, Ltd...........................            Lease           August 19, 2003
15-17 St.  Cross Street Suite 4C
London EC1N 8UW
United Kingdom

         We also own or lease telecommunications property in our operating territories that include:

         o   switches;

         o high capacity digital lines that interconnect our network with incumbent local exchange carrier networks;

         o high capacity digital lines that connect our switching equipment to our transmission equipment located in incumbent local exchange carrier central offices;

         o   local loop lines which connect our customers to our network; and

         o leasing space in incumbent local exchange carrier central offices for collocating our transmission equipment.

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

                                                                                    PRICE
                                                                              -----------------
                                                QUARTER ENDED:                HIGH          LOW
                                                --------------                ----          ---
FISCAL YEAR 1999:
First Quarter...............................    April 18, 1999                $.5625       $.2188
Second Quarter..............................    July 11, 1999                 $.3438       $.1562
Third Quarter...............................    October 3, 1999               $.2344       $.0469
Fourth Quarter..............................    December 26, 1999             $.0625       $.0156

FISCAL YEAR 2000:
First Quarter...............................    April 16, 2000                $.25         $.0156
Second Quarter..............................    July 9, 2000                  $.2031       $.0156
Third Quarter...............................    October 1, 2000               $.0938       $.0156
Fourth Quarter..............................    December 31, 2000             $.0625       $.0156

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

         On November 29, 2000, we purchased from Dharmesh Patel, an individual, all of the outstanding shares of The Simple Card Limited in exchange for 12,500,000 shares of our common stock. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, filed pursuant to
Section 14 of the Securities Exchange Act of 1934 on April 5, 2001, and is incorporated herein by reference.


SUBSEQUENT EVENTS

         Subsequent to the filing of our Annual Report on Form 10-KSB with the Securities and Exchange Commission on April 2, 2001, in June of 2001 Mr. James Grenfell resigned as our Chief Financial Officer and Treasurer. Mr. James Malcom was then appointed as our new Chief Financial Officer and Treasurer, joining us on June 25, 2001. In April of 2001 Mr. Larry Shatsoff resigned as one of our Vice Presidents and as Secretary. Following Mr. Shatsoff's resignation, we entered into a Consulting Agreement with Business Analysis Group, LLC. Mr. Shatsoff is the President of Business Analysis Group.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, filed pursuant to
Section 14 of the Securities Exchange Act of 1934 on April 5, 2001, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 3, 2001, regarding our common stock that was beneficially owned by:

         o   each of our current directors;

         o   all of our current directors and executive officers, as a group;

         o all individuals who served as our chief executive officer during our last completed fiscal year and our most highly compensated executive officers during our last completed fiscal year, as a group; and

         o each person or entity that beneficially owned, directly or together with affiliates, more than 5% of our common stock. The 5% threshold was based on information available to us and based upon a review of statements filed with the Securities and Exchange Commission pursuant to the Securities Act.

         On March 30, 2001, we effected a 60 to 1 reverse split whereby the number of shares of our common stock outstanding immediately before the reverse split were converted into a number of "new" shares of common stock equal to the quotient of 1 divided by 60. The following table represents the beneficial ownership of our common stock on a post-split basis.

         Based on information provided to us by the following beneficial owners, each person or entity listed has sole voting and investment power over the shares beneficially owned by them. Each person's address is c/o LecStar Corporation, 4501 Circle 75 Parkway, Building D-4210, Atlanta, Georgia 30339-3025.

                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

                                                                                    AMOUNT AND NATURE OF       PERCENT OF CLASS
NAME OF BENEFICIAL OWNER                             POSITIONS HELD                 BENEFICIAL OWNERSHIP           OWNERSHIP
------------------------                             --------------                 --------------------       ----------------
William S. Woulfin                      Director, Chairman of the Board and CEO           2,886,797                   8.5%

W. Dale Smith                                     Director, President                     2,492,275                   7.4%

John C. Canouse                                         Director                          2,822,620                   7.0%

Lawrence Shatsoff                        Director, Vice President and Secretary              25,000                     0%

Alan B. Thomas, Jr.                      Vice President, Regulatory Affairs and           2,566,052                   7.7%
                                                  Governmental Relations

Dominion Capital                                      Shareholder                         6,767,009                  20.1%

Sovereign Partners, L.P.                              Shareholder                         3,083,488                   9.1%

Atlantis Capital Fund Ltd.                            Shareholder                         2,929,267                   8.7%

Four Life Trust                                       Shareholder                         2,630,167                   7.5%

First Empire Corporation                              Shareholder                         2,455,699                   7.2%

Canadian Advantage, L.P.                              Shareholder                         2,396,323                   7.2%

Greenfield Capital Partners, LLC                      Shareholder                         2,324,526                   6.7%

All current directors and executive                                                      10,132,373                  27.7%
officers as a group (8 persons)

         The percentage of class ownership column is based on 33,458,828 shares of common stock outstanding as of April 3, 2001. Each person's or entity's percentage also reflects the number of shares of our common stock issuable to that person or entity upon the exercise or conversion of options and warrants exercisable on or within 60 days of April 3, 2001.

         Mr. Woulfin's shares include warrants to purchase 577,350 shares exercisable at $0.78 with expiration dates ranging from May 10, 2002, to June 12, 2005.

         Mr. Smith's shares include warrants to purchase 182,828 shares exercisable at $0.78 with an expiration date of October 25, 2004.

         Mr. Canouse's shares are held as follows:

             o Mr. Canouse is a beneficiary of The Four Life Trust, which owns 833,967 shares of our common stock and warrants to purchase 1,796,200 shares with an exercise price of $0.78 per share and expiration dates of May 10, 2002, for 641,500 warrants and October 25, 2004, for 1,154,700 warrants;

             o Mr. Canouse's three minor children own 192,453 shares of our common stock;

             o Mr. Canouse is a member of J.P. Carey Asset Management, LLC, the general partner of Cache Capital (USA) L.P. Cache Capital owns 451,625 shares of our common stock and 101 shares of our Series D Convertible preferred stock. Our Series D preferred stock is convertible into our common stock but Cache Capital is contractually unable to convert these shares if, after conversion, Cache Capital would hold more than 4.99% of our then outstanding shares of common stock. Mr. Canouse disclaims beneficial ownership of any stock held be Cache Capital, accordingly, the shares of common stock issuable upon conversion of the shares of our Series D preferred stock and the shares of common stock owned outright by Cache Capital have not been included in Mr. Canouse's total beneficial ownership; and

             o Mr. Canouse is a Senior Vice President of J.P. Carey Enterprises, Inc. which owns 160,378 shares of our common stock. Mr. Canouse disclaims beneficial ownership of any stock held be J.P. Carey Enterprises, Inc., accordingly, these shares of our common stock have not been included in Mr. Canouse's total beneficial ownership.

         Dominion Capital's holdings include warrants to purchase 272,638 shares exercisable at $1.95 with expiration dates ranging from March 31, 2003, to December 8, 2003, and warrants to purchase 3,126 shares exercisable at $120.00 with an expiration date of December 23, 2003. In addition, Dominion owns 1,791 shares of our Series D preferred stock. Our Series D preferred stock is convertible into our common stock but Dominion is contractually unable to convert these shares if, after conversion, Dominion would hold more than 4.99% of our then outstanding shares of common stock. Accordingly, the shares of common stock issuable upon conversion of the shares of Series D have not been included in Dominion's total beneficial ownership.

         Atlantis Capital Fund's holdings include warrants to purchase 64,150 shares exercisable at $1.95 with an expiration date of July 31, 2003, and warrants to purchase 2,574 shares exercisable at $120.00 with an expiration date of December 23, 2003. In addition, Atlantis owns 1,482 shares of our Series D preferred stock. Our Series D preferred stock is convertible into our common stock but Atlantis is contractually unable to convert these shares if, after conversion, Atlantis would hold more than 4.99% of our then outstanding shares of common stock. Accordingly, the shares of common stock issuable upon conversion of the shares of Series D have not been included in Atlantis's total beneficial ownership.

         Sovereign Partner's holdings include warrants to purchase 304,713 shares exercisable at $1.95 with expiration dates ranging from March 31, 2003, to December 8, 2003 and warrants to purchase 7,550 shares exercisable at $120.00 with an expiration date of December 23, 2003. In addition, Sovereign owns 4,284 shares of our Series D preferred stock. Our Series D preferred stock is convertible into our common stock but Sovereign is contractually unable to convert these shares if, after conversion, Sovereign would hold more than 4.99% of our then outstanding shares of common stock. Accordingly, the shares of common stock issuable upon conversion of the shares of Series D have not been included in Sovereign's total beneficial ownership.

         Four Life Trust's holdings include warrants to purchase 1,796,200 shares with an exercise price of $0.78 per share and expiration dates of May 10, 2002, for 641,500 warrants and October 25, 2004, for 1,154,700 warrants.

         First Empire Corporation's holdings include warrants to purchase 641,500 shares exercisable at $0.78 per share with an expiration date of May 10, 2002.

         Greenfield Capital Partners, L.L.C.'s holdings include warrants to purchase 641,500 shares exercisable at $0.78 per share with an expiration date of May 10, 2002. We are also currently obligated to issue 400,000 shares of our common stock to Greenfield as an advising fee pursuant to the terms of the Agreement and Plan of Merger between us, our subsidiary and LecStar Communications, dated January 25, 2001. We have not yet issued these shares but intend to do so in the near future.

         Three of our current executive officers not named in the beneficial ownership table hold 160,375, 160,375 and 128,300 options exercisable at $2.34, $2.34 and $0.78 respectively. One of these executive officers also owns 400 shares of our common stock and an additional 160,375 warrants to purchase our common stock with an exercise price of $0.78 and an expiration date of October 25, 2004. Another of our executive officers not named in the Beneficial Ownership table owns 1,295,856 shares of our common stock. Other than as set forth in the beneficial ownership table, no former chief executive officer or executive officer from our previous fiscal year beneficially owns shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in our proxy statement related to our 2001 Annual Meeting of Stockholders, filed pursuant to
Section 14 of the Securities Exchange Act of 1934 on April 15, 2001, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See "Index to Exhibits" set forth beginning on page I-1.

         (b) During the fourth quarter of 2000, we filed on November 7, 2000, a current report on Form 8-K to report the settlement of two lawsuits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 3, 2001.

                                       LECSTAR CORPORATION



                                       By: /s/ W. DALE SMITH
                                          --------------------------------------
                                          W. Dale Smith
                                          President

         In accordance with the Securities Exchange Act, this annual report on Form 10-KSB/A has been signed below by the following persons on behalf of LecStar Corporation and in the capacities and on the dates indicated.


           SIGNATURE                                        TITLE                                 DATE
           ---------                                        -----                                 ----
      /s/ WILLIAM S. WOULFIN         Director, Chairman of the Board and CEO (Principal       July 3, 2001
----------------------------------                    Executive Officer)
        William S. Woulfin

         /s/ W. DALE SMITH                           Director, President                      July 3, 2001
----------------------------------
           W. Dale Smith

        /s/ JOHN C. CANOUSE                               Director                            July 3, 2001
----------------------------------
          John C. Canouse

        /s/ JAMES MALCOM                 Vice President, Chief Financial Officer and          July 3, 2001
----------------------------------         Treasurer (Principal Financial Officer)
           James Malcom

     /s/ DONALD G. SANTAVICCA        Vice President, Controller and Assistant Treasurer       July 3, 2001
----------------------------------            (Principal Accounting Officer)
       Donald G. Santavicca

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
CORZON, INC.
      Independent Auditors' Report........................................................................        F-2
      Consolidated Balance Sheet -- December 31, 2000.....................................................        F-3
      Consolidated Statements of Operations...............................................................        F-4
      Consolidated Statements of Stockholders' Deficit....................................................        F-5
      Statements of Cash Flows............................................................................        F-6
      Notes To Consolidated Financial Statements..........................................................        F-7

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


                                       /s/ Feldman Sherb Ehrlic & Co., P.C.
                                       ------------------------------------
                                       FELDMAN SHERB EHRLICH & CO., P.C.
                                       Certified Public Accountants

New York, New York
July 3, 2001

                                  CORZON, INC.
                    (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS
     Cash ........................................................   $     81,357
     Prepaid expenses and other current assets ...................         18,322
                                                                     ------------
         TOTAL CURRENT ASSETS ....................................         99,679
PROPERTY AND EQUIPMENT ...........................................         55,107
OTHER ASSETS .....................................................         87,133
                                                                     ------------
                                                                     $    241,918
                                                                     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable ............................................   $    308,188
     Accrued expenses and taxes ..................................        153,242
     Current portion of long-term debt and notes in default ......      1,471,578
     Notes payable ...............................................        620,751
                                                                     ------------
         TOTAL CURRENT LIABILITIES ...............................      2,553,759
ACCOUNTS PAYABLE .................................................         42,089
CONVERTIBLE DEBENTURES ...........................................      4,553,652
STOCKHOLDERS' DEFICIT:
     Cumulative Preferred Stock ..................................     11,724,910
     Common stock, $.01 par value; authorized 500,000,000
     shares; issued and outstanding 87,524,410 shares ............        875,244
     Additional paid-in capital ..................................    (15,370,909)
     Deferred compensation .......................................       (132,723)
     Other comprehensive .........................................        (10,182)
     Accumulated deficit .........................................     (3,993,922)
                                                                     ------------
         TOTAL STOCKHOLDERS' DEFICIT .............................     (6,907,582)
                                                                     ------------
                                                                     $    241,918
                                                                     ============

                 See notes to consolidated financial statements.

                                  CORZON, INC.
                    (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   FROM JUNE 2,
                                                                                                       1999
                                                                                                   (INCEPTION)
                                                                                    YEAR ENDED          TO
                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
NET SALES ......................................................................   $    417,614    $      3,475
COST OF SALES ..................................................................        321,507          27,681
                                                                                   ------------    ------------
GROSS PROFIT ...................................................................         96,107         (24,206)
SELLING, GENERAL AND ADMINISTRATIVE ............................................      1,530,825         111,161
IMPAIRMENT OF LONG-LIVED ASSETS ................................................        789,251
                                                                                   ------------    ------------
LOSS FROM OPERATIONS ...........................................................     (2,223,969)       (135,367)
INTEREST EXPENSE ...............................................................      1,665,787
                                                                                   ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM ..................     (3,889,756)       (135,367)
EXTRAORDINARY GAIN ON FORGIVENESS OF DEBT ......................................         31,201
                                                                                   ------------    ------------
NET LOSS .......................................................................   $ (3,858,555)   $   (135,367)
                                                                                   ============    ============
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED:
     CONTINUING OPERATIONS .....................................................   $      (0.09)   $      (0.03)
     EXTRAORDINARY GAIN ........................................................           0.00
                                                                                   ------------    ------------
LOSS PER SHARE -- BASIC AND DILUTED ............................................   $      (0.09)   $      (0.03)
                                                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN CALCULATION OF BASIC AND DILUTED
     LOSS PER SHARE ............................................................     64,735,630      52,012,525
                                                                                   ============    ============

                 See notes to consolidated financial statements.

                                  CORZON, INC.
                    (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                       PREFERRED STOCK                   COMMON STOCK
                                  --------------------------       -------------------------    ADDITIONAL PAID-IN      DEFERRED
                                     SHARES         AMOUNT            SHARES        AMOUNT            CAPITAL          COMPENSATION
                                  ----------    ------------       -----------    ----------    ------------------     ------------
Balance June 2, 1999
  (inception)...................   1,198,608    $  8,888,910        11,375,111    $  113,751     $ (12,349,583)
  Issuance of Series D
     Preferred Stock ...........       1,500       1,500,000
  Conversion of Series D
     Preferred Stock ...........         (59)        (59,000)        2,888,705        28,887            30,113
  Net loss .....................
                                   ---------    ------------        ----------    ----------      ------------          ---------
Balance December 31,
  1999 .........................   1,200,049      10,329,910        14,263,816       142,638       (12,319,470)
  Conversion Series D
     Preferred Stock ...........        (305)       (305,000)       12,893,662       128,937           176,063
  Acquisition of B4B
     Communications,
     Ltd. ......................                                    40,000,000       400,000        (5,477,483)
  Beneficial conversion
     feature on convertible
     debentures ................                                                                     1,517,884
  Issuance of common
     stock for services ........                                     2,550,000        25,500           133,875          $(159,375)
  Issuance of Series D
     Preferred Stock for
     legal settlement ..........       1,700       1,700,000
  Exercise of warrants                                                 756,331         7,563             4,236
  Issuance of common
     stock for legal
     settlement ................                                     4,560,601        45,606           143,894
  Common stock issued
     for acquisition of
     Simple Card, Ltd. .........                                    12,500,000       125,000           450,092
  Amortization of
  deferred compensation ........                                                                                           26,652
 COMPREHENSIVE LOSS:
  Net loss .....................
  Other comprehensive
  loss net of taxes $-0- .......
 TOTAL COMPREHENSIVE ...........
                                   ---------    ------------        ----------    ----------      ------------          ---------
Balance December 31,
  2000 .........................   1,201,444    $ 11,724,910        87,524,410    $  875,244      $(15,370,909)         $(132,723)
                                   =========    ============        ==========    ==========      ============          =========

                                       OTHER                                  TOTAL
                                   COMPREHENSIVE     ACCUMULATED           SHAREHOLDER'S
                                       LOSS            DEFICIT               DEFICIT
                                   -------------   -------------           -------------
Balance June 2, 1999
  (inception)...................    $              $                       $(3,346,922)
  Issuance of Series D
     Preferred Stock ...........                                             1,500,000
  Conversion of Series D
     Preferred Stock ...........
  Net loss .....................                        (135,367)             (135,367)
                                    --------       -------------           -----------
Balance December 31,
  1999 .........................                        (135,367)           (1,982,289)
  Conversion Series D
     Preferred Stock ...........
  Acquisition of B4B
     Communications,
     Ltd........................                                            (5,077,483)
  Beneficial conversion
     feature on convertible
     debentures ................                                             1,517,884
  Issuance of common
     stock for services ........
  Issuance of Series D
     Preferred Stock for
     legal settlement ..........                                             1,700,000
  Exercise of warrants .........                                                11,799
  Issuance of common
     stock for legal
     settlement ................                                               189,500
  Common stock issued
     for acquisition of
     Simple Card, Ltd. .........                                               575,092
  Amortization of
  deferred compensation ........                                                26,652
 COMPREHENSIVE LOSS:
  Net loss .....................                      (3,858,555)           (3,858,555)
  Other comprehensive
  loss net of taxes $-0- .......     (10,182)                                  (10,182)
                                                                           -----------
 TOTAL COMPREHENSIVE                                                        (3,868,737)
                                    --------       -------------           -----------
Balance December 31,
  2000 .........................    $(10,182)      $   (3,993,92)          $(6,907,582)
                                    ========       =============           ===========

                 See notes to consolidated financial statements.

                                  CORZON, INC.
                    (FORMERLY TANNERS RESTAURANT GROUP, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                        ----------------------------
                                                                                            2000            1999
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................................   $ (3,858,555)   $   (135,367)
                                                                                        ------------    ------------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..............................................         30,604
         Impairment of long-lived assets ............................................        575,092
         Beneficial conversion ......................................................      1,517,884
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable .................................         46,366         (46,366)
         (Increase) decrease in prepaid expenses ....................................         28,364         (46,686)
         Increase in other assets ...................................................        (87,133)
         Increase in accounts payable and accrued expenses ..........................        358,013          91,155
                                                                                        ------------    ------------
                                                                                           2,469,190          (1,897)
                                                                                        ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ...............................................     (1,389,365)       (137,264)
                                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment ..........................................................        (59,059)
                                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in notes payable ..................................................        620,751
         Proceeds from long-term debt ...............................................        900,000         144,677
         Exercise of warrants .......................................................         11,799
                                                                                        ------------    ------------
NET CASH PROVIDED B FINANCING ACTIVITIES ............................................      1,532,550         144,677
                                                                                        ============    ============
EFFECT OF EXCHANGE RATE ON CASH .....................................................        (10,182)
                                                                                        ------------    ------------
INCREASE IN CASH ....................................................................         73,944           7,413
CASH -- BEGINNING OF YEAR ...........................................................          7,413
                                                                                        ------------    ------------
CASH -- END OF YEAR .................................................................   $     81,357    $      7,413
                                                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest and taxes ...............................................   $               $
                                                                                        ============    ============
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
     Acquisition of B4B Communications, Ltd. ........................................   $ 16,850,140    $
                                                                                        ============    ============
     Common stock issued for services ...............................................   $    159,375    $
                                                                                        ============    ============
     Issuance of preferred stock for legal settlement ...............................   $  1,700,000    $
                                                                                        ============    ============
     Issuance of common stock for legal settlement ..................................   $    189,500    $
                                                                                        ============    ============

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


         B. Revenue Recognition -- The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenues are recorded at the time merchandise is shipped and risk of ownership is transferred or when services are rendered. Wireline service revenue is recognized based upon minutes of traffic processed. Deferred revenue on prepaid phone cards is recognized when the retailers and distributors are invoiced. Revenue is recognized when the end user utilizes calling time and upon expiration of such cards.


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


         Revenue Recognition: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective January 1, 2000 and which clarified certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In the June 26, 2000 Staff Accounting Bulletin No. 101B, the SEC delayed the required implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has changed its applicable accounting policies to reflect implementation of SAB 101. The implementation of SAB 101 had no effect on the consolidated cash flows of the Company.

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

5. EARNINGS PER SHARE

         The following table represents the calculation of basic and diluted earnings per share:

                                                     FROM JUNE 2, 1999
                                                      (INCEPTION) TO
                                                     DECEMBER 31, 1999    DECEMBER 31, 2000
                                                     -----------------    -----------------
Net loss before extraordinary ....................   $        (135,637)   $      (3,858,555)
Less: Dividends on Series A Preferred Stock ......            (533,744)            (535,692)
      Dividends on Series D Preferred Stock ......            (522,712)            (649,591)
      Dividends on Series E Preferred Stock ......            (564,597)            (595,600)
                                                     -----------------    -----------------
Net loss attributable to common shareholder ......   $      (1,776,690)          (5,639,438)
Weighted average common share outstanding ........          52,012,525           64,735,630

6. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following:

Leasehold improvements ............   $16,153
Computer equipment ................    19,144
Machinery and equipment ...........    23,762
                                      -------
                                       59,059
Less accumulated depreciation .....     3,952
                                      -------
                                      $55,107
                                      =======

         Depreciation and amortization expense, for property and equipment, for the years ended December 31, 2000 and 1999 were $3,952 and $0 respectively.

7. DEBT OF BANKRUPT SUBSIDIARIES

         Debt of bankrupt subsidiaries (See Note 2) includes accounts payable of $374,909, accrued expenses of $134,230 and notes payable in default.

         Notes payable in default at December 31, 2000 consist of the following:

Note payable to First Union, bearing interest at 8.8% and maturing in
     December 2000 .........................................................   $ 92,469
Note payable to shareholder, bearing interest at 12.5%,  maturing on
    January 31, 2001 .......................................................    350,000
Note payable to an individual, bearing interest at 11.0%,  maturing on
    January 31, 2001 .......................................................    306,617
Note payable to Colonial Bank, bearing interest at 8.0% and  maturing in
    June 2005 ..............................................................    213,353
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

8. NOTES PAYABLE

         Notes payable at December 31, 2000 consist of the following:

Note payable to Sherman LLC, bearing interest at 9%,  maturing on June 30, 2001 .....   $580,000
Note payable to former shareholder of Simple ........................................     40,751
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

9. CONVERTIBLE DEBENTURES

         Convertible debentures consist of the following:

Convertible debenture dated June 7, 2000 and due June 7, 2002 with
    interest at 6% per annum ...........................................   $4,353,652
Convertible debenture dated June 7, 2000 and due June 7, 2002 with
    interest at 6% per annum ...........................................      200,000
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

         Leases -- The Company leases its London office under a lease expiring in 2003. The Company leases its corporate office in Connecticut under a lease expiring in 2005. Rent expense for the year ended December 31, 2000 was $76,865. Minimum rental commitments for the London and Connecticut facilities over the next five years are as follows:

         2001............................................................   $54,626
         2002............................................................    52,126
         2003............................................................    40,999
         2004............................................................    23,746
         2005............................................................    11,873

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

                                  EXHIBIT INDEX

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-B that are not listed are not applicable.

       EXHIBIT
       NUMBER                                 DESCRIPTION
       -------                                -----------
          2.1              Agreement and Plan of Merger, dated December 27,
                           1998, by and among Harvest Restaurant Group, Inc.,
                           Hartan, Inc. and TRC Acquisition Corporation -
                           incorporated by reference to exhibit 2.1 to our
                           Current Report on Form 8-K filed on January 21, 1999.

          2.2 Asset Purchase Agreement, dated February 2, 2000, among Hartan, Inc., certain of its subsidiaries, and Restaurant Teams International, Inc. - incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed on February 25, 2000.

          2.3              Agreement and Plan of Merger dated as of January 5,
                           2001, among Corzon, Inc., LecStar Communications
                           Corporation and LecStar Acquisition Corporation - incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed on February 5, 2001.

          3.1 Articles of Incorporation, as amended -- incorporated by reference to exhibit 3.01 to our Registration
                           Statement on Form SB-2/A, file No. 33-47856, filed on
                           November 14, 2000.

          3.2              Resolution Establishing and Designating Series F
                           Convertible Preferred Stock - incorporated by reference to annex A of exhibit 2.1 to our Current
                           Report on Form 8-K as filed on February 5, 2001.

          3.3 Articles of Amendment to the Articles of Incorporation, as amended - incorporated by reference to exhibit 3.3 to our Annual Report on Form 10-KSB filed on April 2, 2001.

          3.4 Bylaws -- incorporated by reference to exhibit 3.03 to our Registration Statement on Form SB-2, file
                           No. 33-95796, declared effective on July 9, 1996.

         *3.5              Amendment to Bylaws.

          4.1 Form of Warrant Agreement relating to our common stock purchase warrants -- incorporated by reference to our Registration Statement on Form SB-2, file no. 33-95796, declared effective on July 9, 1996.

          4.2              8% Amended and Restated Secured Convertible Debenture
                           Due January 25, 2003 dated January 25, 2001, executed by Corzon, Inc. in favor of Sherman LLC -- incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K as filed on February 5,
                           2001.

          4.3 6% Secured Convertible Debenture due June 6, 2002, dated June 7, 2000, executed by Tanner's Restaurant
                           Group, Inc. in favor of Triton Private Equities Fund,
                           L.P. -- incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on June 19,
                           2000.

          4.4              Form of Subscription Agreement for Series D
                           Convertible Preferred Stock -- incorporated by reference to exhibit 10.6 to our Annual Report on Form 10-KSB as filed on March 30, 1999.

          4.5              Amended and Restated Stock Purchase Warrant dated
                           January 14, 1999 -- incorporated by reference to
                           Exhibit 4.05 to our Annual Report on Form 10-KSB as filed on March 29, 1999.

          4.6              Form of Warrant Agreement for Series D Convertible
                           Preferred Stock -- incorporated by reference to
                           exhibit 10.08 to our Annual Report on Form 10-KSB as filed on March 30, 1999.

         10.1              Equity Line Financing Agreement dated January 25,
                           2001, between Corzon, Inc. and Pima Capital
                           Management Limited - incorporated by reference to
                           exhibit 10.1 to our Current Report on Form 8-K as filed on February 5, 2001.

         10.2              Credit Agreement dated January 25, 2001, between
                           Corzon, Inc. and Sherman LLC -- incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K as filed on February 5, 2001.

----------
* Filed herewith

         10.3              Guaranty dated January 25, 2001, executed by LecStar
                           Communications Corporation and B4B Communications,
                           Ltd. in favor of Sherman LLC -- incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K as filed on February 5, 2001.

         10.4              Security Agreement dated January 25, 2001, among
                           Corzon, Inc., LecStar Communications Corporation,
                           LecStar Datanet, Inc., LecStar Telecom, Inc., B4B
                           Communications, Ltd. and Sherman LLC -- incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K filed on February 5, 2001.

       #*10.5              Empire Technology Corporation 2000 Stock Incentive
                           Plan.

        #10.6 LecStar Corporation 2001 Stock Incentive Plan - incorporated by reference to exhibit 10.3 to our Annual Report on Form 10-KSB, as filed on April 2,
                           2001.

         10.7 Subordinated Debenture dated January 30, 1998, between TRC Acquisition Corp. and Ralph C. Dilorio -- incorporated by reference to exhibit 10.13 to our Registration Statement on Form SB-2 as filed on May 7, 1999.

         10.8              First Amendment to Subordinated Indenture dated
                           January 30, 1998, between Harvest Restaurant Group and Ralph C. Dilorio -- incorporated by reference to exhibit 10.13(a) to our Registration Statement on Form SB-2 as filed on May 7, 1999.

         10.9              Form of Registration Rights Agreement for Series D
                           Convertible Preferred Stock -- incorporated by reference to exhibit 10.07 to our Annual Report on Form 10-KSB as filed on March 30, 1999.

         10.10             Settlement Agreement dated November 7, 2000, among
                           Finova Mezzanine Capital, Inc., Hartan, Inc. and
                           Corzon, Inc. -- incorporated by reference to exhibit
                           10.7 to our Current Report on Form 8-K as filed on February 5, 2001.

         10.11 Form of Debenture -- incorporated by reference to Annex I to exhibit 10.1 to our Current Report on Form
                           8-K as filed on June 19, 2000.

         10.12             $500,000 11% Subordinated Debenture Due January 30,
                           1999 and dated January 30, 1998, among TRC
                           Acquisition Corp. and Ralph C. DiLorio - incorporated by reference to exhibit 10.13 to our Registration
                           Statement on Form SB-2 filed on May 7, 1999.

         10.13 First Amendment, dated January 28, 1999, to that certain $500,000 11% Subordinated Debenture Due
                           January 30, 1999, between Harvest Restaurant Group,
                           Inc. and Ralph C. DiLorio - incorporated by reference to exhibit 10.13(a) to our Registration Statement on Form SB-2 filed on May 7, 1999.

         10.14 Second Amendment, dated November 2, 1999, to that certain 11% Subordinated Debenture Due January 30,
                           1999, between Tanner's Restaurant Group, Inc. and
                           Ralph C. DiLorio - incorporated by reference to
                           exhibit 4.1 to our Quarterly Report on Form 10-QSB as filed on November 17, 1999.

----------
# Management contracts or compensatory plans

* Filed herewith

         10.15             $350,000 12.5% Promissory Note dated April 1, 1998,
                           executed by TRC Acquisition Corp. in favor of SECA
                           VII, LLC -- incorporated by reference to exhibit
                           10.14 to our Registration Statement on Form SB-2 as filed on May 7, 1999.

         10.16 First Amendment to $350,000 12.5% Promissory Note, dated January 30, 1999, among Hartan, Inc. and SECA
                           VII, LLC - incorporated by reference to exhibit
                           10.14(a) to our Registration Statement on Form SB-2 as filed on May 7, 1999.

         10.17             Second Amendment to $350,000 12.5% Promissory Note,
                           Dated April 1, 1998, between Tanner's Restaurant
                           Group, Inc. and SECA VII, LLC - incorporated by reference to exhibit 4.3 to our Quarterly Report on Form 10-QSB as filed on November 17, 1999.

         10.18 Form of Debenture - incorporated by reference to Annex I to exhibit 10.1 to our Current Report on Form
                           8-K as filed on June 19, 2000.

         10.19             Stock Purchase Agreement dated May 31, 2000, between
                           Tanner's Restaurant Group, Inc. and DCI
                           Telecommunications - incorporated by reference to
                           exhibit 2.1 to our Current Report on Form 8-K as filed on June 19, 2000.

         10.20 Securities Purchase Agreement dated June 7, 2000, among Tanner's Restaurant Group, Inc., Sherman L.L.C.
                           and Triton Private Equities Fund, L.P. - incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K as filed on June 19, 2000.

         10.21 Registration Rights Agreement dated June 7, 2000, among Tanner's Restaurant Group, Inc., Sherman L.L.C.
                           and Triton Private Equities Fund, L.P. - incorporated by reference to Annex IV to exhibit 10.01 to our Current Report on Form 8-K as filed June 19, 2000.

         10.22             Security Interest and Pledge Provisions dated June 7,
                           2000, acknowledged by Tanner's Restaurant Group, Inc.
                           and Fone.com Limited - incorporated by reference to Annex VI of Exhibit 10.1 of our Current Report on
                           Form 8-K as filed on June 19, 2000.

         10.23             Letter Agreement by and between Tanner's Restaurant
                           Group, Inc. and Strategic Services Group of Morrow &
                           Co., Inc. dated August 14, 2000 - incorporated by reference to exhibit 10.22 to our Annual Report on Form 10-KSB, as filed on April 2, 2001.

----------
* Filed herewith

          10.24            Stock Purchase Agreement by and between Corzon, Inc.,
                           Dharmesh Patel and The Simple Card Limited dated
                           November 29, 2000 - incorporated by reference to
                           exhibit 2.2 to our Current Report on Form 8-K filed on January 8, 2001.

         #10.25            Employment Agreement by and between Empire Technology
                           Corporation and Reginald P. McFarland dated as of November 22, 1999 - incorporated by reference to exhibit 10.29 to our Annual Report on Form 10-KSB, as filed on April 2, 2001.

         #10.26            Employment Agreement by and between Empire Technology
                           Corporation and W. Dale Smith dated as of December
                           22, 1999 - incorporated by reference to exhibit 10.30 to our Annual Report on Form 10-KSB, as filed on April 2, 2001.

         #10.27            Employment Agreement by and between Empire Technology
                           Corporation and William S. Woulfin dated as of December 22, 1999 - incorporated by reference to exhibit 10.31 to our Annual Report on Form 10-KSB, as filed on April 2, 2001.

         #10.28            Employment Agreement by and among Empire Technology
                           Corporation, Empire Telecom Services, Inc. and
                           Michael E. Britt, Jr. dated as of May 15, 2000 - incorporated by reference to exhibit 10.32 to our Annual Report on Form 10-KSB, as filed on April 2,
                           2001.

         *10.29 Consultant Agreement dated April 30, 2001, by and between Business Analysis Group, LLC and LecStar
                           Corporation.

         *10.30            Marketing Agreement by and between LecStar Telecom,
                           Inc. and Cobb Energy Management Corporation dated
                           November 30, 2000.

         *10.31            Marketing Agreement by and between LecStar
                           Communications Corporation and the Marietta Board of
                           Lights and Water dated July 1, 2000.

         *10.32 Authorized Enhanced Solution Agent Agreement by and between LecStar Telecom, Inc. and Inter-Tel
                           Technologies dated March 27, 2001.

         *10.33 Office Lease between Empire Technology Corporation and Exodus Realty, L.P., dated March 1, 2000.

          21               Subsidiaries - incorporated by reference to exhibit
                           21 to our Annual Report on Form 10-KSB filed on April
                           2, 2001.

         *23               Consent of Feldman Sherb & Co., P.C.

----------
# Management contracts or compensatory plans

* Filed herewith