Form 10QSB
period 2001-06-30
LECSTAR CORP
filed 2001-08-14
CIK 949485

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        On June 30, 2001, there were 33,683,740 shares outstanding of the issuer's common stock, par value $.01 per share.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]


================================================================================

                      LECSTAR CORPORATION AND SUBSIDIARIES
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).................................................            2

          Consolidated Balance Sheet as of June 30, 2001...................................            3

          Consolidated Statements of Operations for the three months and six months ended
          June 30, 2001....................................................................            4

          Statement of Cash Flows for the six months ended June 30, 2001...................            5

          Notes to Unaudited Consolidated Financial Statements.............................            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATION........................................................................            7

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS................................................................           10

ITEM 5.   OTHER INFORMATION................................................................           10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................................           10

                      LECSTAR CORPORATION AND SUBSIDIARIES
                  For the quarterly period ended June 30, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

     1.  Consolidated Balance Sheet as of June 30, 2001.

     2. Consolidated Statements of Operations for the three months and six months ended June 30, 2001.

     3.  Statement of Cash Flow for the six months ended June 30, 2001.

     4.  Notes to Unaudited Consolidated Financial Statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
Cash                                                               $     81,154
Accounts Receivable, net                                                474,116
Inventory                                                                18,707
Prepaid Expenses & Other Current Assets                                 155,535
                                                                   ------------
     Total Current Assets                                               729,512

Long Term Investments                                                   800,000
Property & Equipment, net                                             4,166,591
Intangibles, net and Other Assets                                     9,952,654
                                                                   ------------
TOTAL ASSETS                                                       $ 15,648,757
                                                                   ============
                      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable                                                   $  1,751,695
Accrued Expenses & Other Current Liabilities                          2,678,747
Accrued Dividends Payable                                               926,656
Unearned Revenue                                                        174,988
Current Portion of Notes Payable                                        772,050
Current Portion of Capital Lease Obligations                            639,626
Current Portion of Long-Term Debt & Notes in Default                  1,471,578
                                                                   ------------
     Total Current Liabilities                                        8,415,340
                                                                   ------------
Notes Payable                                                         4,156,510
Long-Term Portion of Capital Lease Obligations                          562,823
Convertible Debentures                                                4,553,652
                                                                   ------------
     Total Long-Term Debt                                             9,272,985
                                                                   ------------
     TOTAL LIABILITES                                                17,688,325
                                                                   ------------
Stockholders' Deficit:
Preferred Stock                                                      11,724,910
Common Stock, $.01 par value; 500,000,000 authorized;
  33,683,740 issued and outstanding at June 30, 2001                    336,837
Additional Paid-In Capital                                           13,018,793
Deferred Compensation                                                  (308,348)
Accumulated Deficit                                                 (26,811,760)
                                                                   ------------
     TOTAL STOCKHOLDERS' DEFICIT                                     (2,039,568)
                                                                   ------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $ 15,648,757
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                              Three Months Ended    Six Months Ended
                                                                June 30, 2001        June 30, 2001
                                                              ------------------    ----------------
Revenues                                                         $  1,280,371         $  2,166,703
Cost of Sales                                                         812,774            1,446,142
                                                                 ------------         ------------
     Gross Operating Profit                                           467,597              720,561

Selling, General & Administrative                                   2,885,333            5,172,947
Depreciation & Amortization                                         2,292,308            4,583,222
                                                                 ------------         ------------
     Loss from Operations Before Interest Expense                  (4,710,044)          (9,035,608)

     Interest Expense                                                 503,072              824,895
                                                                 ------------         ------------
Net Loss                                                         $ (5,213,116)        $ (9,860,503)
Preferred Stock Dividends                                        $   (465,888)        $ (1,245,406)
                                                                 ------------         ------------

Net Loss Attributable to Common Stockholders                     $ (5,679,004)        $(11,105,909)
                                                                 ============         ============

Net Loss per Common Share - Basic & Diluted                      $      (0.17)        $      (0.55)

Weighted Average Common Shares Outstanding - Basic & Diluted       33,683,740           20,275,131

        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                            ------------
     Net loss                                                               $ (9,860,503)
                                                                            ------------
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                             631,518
        Goodwill amortization                                                  3,041,276
        Amortization of intangible asset                                         787,696
        Stock option compensation                                                122,732
        Non-cash interest expense                                                215,701
        Other non-cash items                                                      44,222

     Changes in operating assets and liabilities:
        Accounts receivable                                                     (358,114)
        Accounts payable                                                         732,617
        Accrued expenses                                                         925,630
        Unearned revenue                                                         101,480
        Prepaid and other assets                                                 (95,881)
                                                                            ------------
                                                                               6,148,877
                                                                            ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,711,626)
                                                                            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (481,613)
     Cash acquired in Corzon merger                                               81,357
                                                                            ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (400,256)
                                                                            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing                                                   4,399,722
     Repayment of long term debt                                                 (94,027)
     Payment of capital lease obligations                                       (268,515)
                                                                            ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      4,037,180
                                                                            ------------
EFFECT OF EXCHANGE RATE ON CASH                                                   10,182

DECREASE IN CASH & CASH EQUIVALENTS                                              (64,520)
CASH AT BEGINNING OF PERIOD                                                      145,674
                                                                            ------------
CASH AT END OF PERIOD                                                       $     81,154
                                                                            ============

        The accompanying notes are an integral part of these statements.

                      LECSTAR CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF FINANCIAL STATEMENTS

Corzon, Inc., a Texas corporation ("Corzon") acquired LecStar Communications Corporation, a Delaware corporation ("LCC"), according to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated January 25, 2001 (the "Acquisition"). Effective March 30, 2001, Corzon changed its name to LecStar Corporation (the "Company"). Corzon acquired LCC in a stock-for-stock transaction in which the former shareholders of LCC received approximately 89% of the Company's outstanding common stock, after giving effect to the conversion of outstanding convertible securities of each company. The Company has treated the acquisition as a reverse acquisition under the purchase method of accounting, as prescribed by Accounting Principles Board Opinion No. 16, Business Combinations.

The Company is a regional integrated communications carrier that markets a full scope of advanced telecommunications services, including local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and Internet services, and network management.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at June 30, 2001, has been derived from the unaudited consolidated financial statements at that date. Operating results for the three month and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. All business combinations completed after June 30, 2001 will be subject to the provisions of the statement. The Company will adopt SFAS No. 141 in the third quarter of 2001, and expects that the impact will not be material to its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 eliminates amortization of goodwill, and requires an impairment-only model to recording the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Other purchased intangibles with indefinite economic lives are required to be tested for impairment annually using a lower of cost or fair value approach. The provisions of the statement will be effective for fiscal years beginning after December 15, 2001. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of the statement. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. Impairment charges within the first six months of adoption would be reported as a cumulative effect of a change in accounting principle in the income statement. Impairment charges thereafter would be reported in operating income. The Company plans to adopt SFAS No. 142 in the first quarter of 2002 and is unable to reasonably estimate the effect of adoption on its financial position or results of operations.

3.       LOSS PER SHARE

The Company has excluded all convertible preferred stock, convertible debentures, warrants and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.

The Board of Directors of the Company approved a 1-for-60 reverse stock split of all issued and outstanding common stock of the Company, effective as of March 30, 2001. The outstanding stock and per share amounts set forth in the Consolidated Statements of Operations reflect the reverse stock split.

4.       ACQUISITION

On January 25, 2001, Corzon acquired LCC according to the terms of the Merger Agreement. The Company acquired LCC in a stock-for-stock transaction in which the former shareholders of LCC received approximately 89% of the Company's outstanding common stock, after giving effect to the conversion of the outstanding convertible securities of each company.

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

5.       EQUITY LINE AND CREDIT FACILITY

In connection with the Acquisition, the Company entered into an equity line financing agreement whereby an institutional investor has committed to purchase up to $25,000,000 of the Company's common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company. As of June 30, 2001, no shares have been sold under the equity line.

Additionally, the Company entered into a separate credit agreement for up to $3,500,000 in revolving credit. The credit facility also provides for the issuance of warrants in an amount equal to 10% of the amount drawn from the credit facility. As of June 30, 2001, the Company had drawn $3,500,000 under this credit agreement, and issued 457,661 warrants valued at $430,131.

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

         Readers are cautioned not to place reliance on any forward-looking statements contained in this prospectus. We will not update these forward-looking statements unless the securities laws require us to do so.

OVERVIEW

         The following discussion should be read in connection with the consolidated financial statements and related notes beginning on page 2 of this 10-QSB.

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

         On March 30, 2001, we filed an amendment to our Articles of Incorporation with the Texas Secretary of State by which we changed our name from Corzon, Inc. to LecStar Corporation and affected a 1-for-60 reverse split of our common stock. In conjunction with our name change, on April 2, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "LCST."

RESULTS OF OPERATIONS FOR THE QUARTER (THREE MONTHS) ENDED JUNE 30, 2001

         Comparative results of operations to the twelve week period ended July 9, 2000, are not practicable because the Company was engaged in restaurant operations during the second quarter of 2000, which were subsequently discontinued, and the Company's current operations are telecommunication services. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

         Revenues of $1,280,371 for the second quarter of 2001 were derived primarily from the sale of traditional residential and business local and long distance services, through strategic partnerships and marketing agreements. The Company expects significant growth of this revenue base by capitalizing on its current marketing and support channels, while continuing to expand geographically and developing its data, internet, and integrated services presence in the competitive marketplace.

         Cost of Sales as a percentage of revenues was 63.5% for the current period. Management believes that this will continue to decline as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of much higher margin services.

         Operating Expenses were $5,177,641 for the quarter, of which $2,292,308 was depreciation and amortization. Amortization of goodwill related to the merger was $1,520,638. The remaining $2,885,333 consisted primarily of salaries, wages & benefits, and professional costs.

         Interest expense was $503,072 of which $399,948 was borrowings under credit facilities, $68,118 of interest on convertible debentures, and the remainder related to notes & capital leases.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

         Comparative results of operations to the twenty-eight week period ended July 9, 2000 are not practicable because the Company was engaged in restaurant operations during the second quarter of 2000, which were subsequently discontinued, and the Company's current operations are telecommunication services. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

         Revenues of $2,166,703 for the six month period ending June 30, 2001 were derived primarily from the sale of traditional residential and business local and long distance services, through strategic partnerships and marketing agreements. The Company expects significant growth of this revenue base by capitalizing on its current marketing and support channels, while continuing to expand geographically and developing its data, internet, and integrated services presence in the competitive marketplace.

         Cost of Sales as a percentage of revenues was 66.7% for the six months ended June 30, 2001. Management believes that this will continue to decline as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of much higher margin services.

         Operating Expenses were $9,756,169 for the six months ended June 30, 2001, of which $4,583,222 was depreciation and amortization. Amortization of goodwill related to the merger was $3,041,275. The remaining $5,172,947 consisted primarily of salaries, wages & benefits, and professional costs.

         Interest expense was $824,895 of which $570,627 was borrowings under credit facilities, $135,487 of interest on convertible debentures, and the remainder related to notes & capital leases.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred operating losses since our June 2, 1999, inception. As of June 30, 2001, we had an accumulated deficit of $26,811,760 and a working capital deficit of $7,685,828.

         In connection with our acquisition of LecStar Communications Corporation, we entered into a $25,000,000 equity line financing agreement with Pima Capital Management Limited on January 25, 2001. Upon our request and at our sole discretion, Pima has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. However, we may not be able to draw funds under this equity line of credit for some time due to the conditions to funding under the equity line. Inability to draw these funds could result in a material adverse effect on our business, financial condition and results of operation. As of June 30, 2001, no shares have been sold under the equity line.

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

         As of June 30, 2001, we have borrowed $3,500,000 under this facility and have issued warrants to purchase 457,661 shares of our common stock at exercise prices ranging from $0.29 to $1.61 per share.

         Both the financing and credit agreements may provide us with working capital, enable us to fund ongoing operations and various capital expenditures, and further our growth and expansion into new markets.

         Our cash and cash equivalents decreased $64,520 during the six months ended June 30, 2001. The primary source of funds consisted of $3.5 million borrowed under the Sherman LLC credit facility.

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

         On June 25, 2001 James Malcom was employed by the Company to serve as Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b) Reports on Form 8-K. During the second quarter of fiscal 2001 we filed the following reports on form 8-K:

         (i) On April 30, 2001, we filed a report on Form 8-K describing a change in our independent accountants.

         (ii) On May 17, 2001, we filed a report on Form 8-K/A to amend the report on Form 8-K we filed on February 5, 2001, describing the merger with LecStar Communications Corporation. The purpose of the amendment was to provide certain financial statements of LecStar Communications Corporation and the pro-forma financial information required by Item 310 of Regulation S-B.

         (iii) On May 30, 2001, we filed a report on Form 8-K describing our reverse stock split that became effective on March 30, 2001.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LECSTAR CORPORATION

                                        By: /s/ W. Dale Smith
                                        ---------------------
                                        W. Dale Smith, President

                                        Date: August 14, 2001


                                        By: /s/ James E. Malcom
                                        -----------------------
                                        James E. Malcom, Chief Financial Officer

                                        Date: August 14, 2001