Form 10QSB
period 2001-09-30
LECSTAR CORP
filed 2001-11-14
CIK 949485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER: 33-95796

LecStar Corporation
(Exact name of Registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0406417 (I.R.S. Employer Identification No.)
4501 Circle 75 Parkway – Building D-4210 Atlanta, Georgia (Address of principal executive offices)	30339-3025 (Zip Code)

Registrant's telephone number, including area code:
(404) 659-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of November 12, 2001, there were 111,631,292 shares outstanding of the issuer’s common stock, par value $.01 per share.

Traditional Small Business Disclosure Format (check one) Yes / /  No /x/

TABLE OF CONTENTS

PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	2

Consolidated Balance Sheet as of September 30, 2001	3
Consolidated Statements of Operations for the three months and nine months ended September 30, 2001	4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2001	5
Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	11
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11

SIGNATURE PAGE	12

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

                1.        Consolidated Balance Sheet as of September 30, 2001.

                2.        Consolidated Statements of Operations for the three months and nine months ended September 30, 2001.

                3.        Statement of Cash Flows for the nine months ended September 30, 2001.

                4.         Notes to Unaudited Consolidated Financial Statements.

LECSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2001

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,752
Accounts receivable, net	495,748
Inventory	51,092
Prepaid expenses & other current assets	109,716

Total current assets	673,308

Long term investments	800,000
Property and equipment, net	3,891,300
Intangibles, net	7,967,144
Other assets	311,026

TOTAL ASSETS	$13,642,778

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,482,735
Accrued expenses and other current liabilities	2,374,300
Unearned revenue	118,805
Current portion of notes payable	1,572,038
Current portion of capital lease obligations	639,626
Current portion of long-term debt & notes of bankrupt subsidiaries	1,471,578

Total current liabilities	8,659,082

Long-term portion of capital lease obligations	415,848
Convertible debentures	200,000

Total long-term debt	615,848

TOTAL LIABILITIES	9,274,930
Stockholders’ Equity:
Preferred Stock	1,193,076
Common stock, $.01 par value, 500,000,000 shares authorized, 111,434,818 shares issued and outstanding at September 30, 2001	1,114,348
Additional paid-in capital	38,644,227
Deferred compensation	(246,983)
Accumulated deficit	(36,336,820)

TOTAL STOCKHOLDERS’ EQUITY	4,367,848

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,642,778

The accompanying notes are an integral part of these statements.

LECSTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

(Unaudited)

Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Revenues	$1,395,228	$3,561,931
Cost of sales	866,817	2,312,959

Gross operating profit	528,411	1,248,972

Selling, general and administrative expenses	2,331,175	7,504,122
Depreciation and amortization	2,259,923	6,843,145

Loss from operations before interest expense	(4,062,687)	(13,098,295)

Interest expense	4,845,626	5,670,521

Net loss	$(8,908,313)	$(18,768,816)

Preferred Stock Dividends	$(616,748)	$(1,862,154)

Net loss attributable to common stockholders	$(9,525,061)	$(20,630,970)

Net loss per common share – basic & diluted	$(0.27)	$(0.82)
Weighted average common shares outstanding – basic & diluted	35,144,755	25,286,140

The accompanying notes are an integral part of these statements.

LECSTAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,768,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	938,692
Goodwill amortization	4,538,811
Amortization of intangible asset	1,181,545
Amortization of deferred compensation	184,097
Stock option compensation	161,666
Non-cash interest expense	5,368,017
Other non-cash items	44,222

Changes in operating assets and liabilities:
Accounts receivable	(379,747)
Accounts payable	1,463,659
Accrued expenses	584,968
Unearned revenue	45,297
Prepaid and other assets	(82,447)

14,048,780

NET CASH USED IN OPERATING ACTIVITIES	(4,720,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(513,495)
Cash acquired in Corzon merger	81,357

NET CASH USED IN INVESTING ACTIVITIES	(432,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	5,549,722
Repayment of long-term debt	(121,161)
Repayment of capital lease obligations	(415,491)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,013,070

EFFECT OF EXCHANGE RATE ON CASH	10,182

DECREASE IN CASH AND CASH EQUIVALENTS	(128,922)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	145,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,752

The accompanying notes are an integral part of these statements.

LECSTAR CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Basis of Financial Statements

     Corzon, Inc., a Texas corporation (“Corzon”) acquired LecStar Communications Corporation, a Delaware corporation (“LCC”), according to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated January 25, 2001 (the “Acquisition”).  Effective March 30, 2001, Corzon changed its name to LecStar Corporation (the “Company”).  Corzon acquired LCC in a stock-for-stock transaction in which the former shareholders of LCC received approximately 89% of the Company’s outstanding common stock, after giving effect to the conversion of outstanding convertible securities of each company.  The Company has treated the acquisition as a reverse acquisition under the purchase method of accounting, as prescribed by Accounting Principles Board Opinion No. 16, Business Combinations.

     The Company is a regional integrated communications carrier that markets a full scope of advanced telecommunications services, including local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and internet services, and network management.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The condensed consolidated balance sheet at September 30, 2001, has been derived from the unaudited consolidated financial statements at that date.  Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2000.

2.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 eliminates use of the pooling of interests method for all business combinations initiated after June 30, 2001.  SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements.  All business combinations completed after June 30, 2001 will be subject to the provisions of the statement.  The Company adopted SFAS No. 141 this quarter and the impact was not material to its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets.  SFAS No. 142 eliminates amortization of goodwill, and requires an impairment-only model to recording the value of goodwill.  SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test.  The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value.  If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount.  Other purchased intangibles with indefinite economic lives are required to be tested for impairment annually using a lower of cost or fair value approach.  The provisions of the statement will be effective for fiscal years beginning after December 15, 2001.  Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of the statement.  Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply.  Impairment charges within the first nine months of adoption would be reported as a cumulative effect of a change in accounting principle in the income statement.  Impairment charges thereafter would be reported in operating income.  The initial impairment analysis of intangible assets recorded at December 15, 2001 must be completed by March 31, 2002 and goodwill impairment testing must be completed by June 30, 2002.  The Company plans to adopt SFAS No. 142 in the first quarter of 2002, and is currently evaluating the impact of this statement on its financial position and results of operations.

3.  Loss per share

    The Company has excluded all convertible preferred stock, convertible debentures, warrants and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.

     The Board of Directors of the Company approved a 1-for-60 reverse stock split of all issued and outstanding common stock of the Company, effective as of March 30, 2001.  The outstanding stock and per share amounts included in the accompanying consolidated statements of operations reflect the reverse stock split.

4.  Acquisition

     On January 25, 2001, Corzon acquired LCC according to terms of the Merger Agreement.  The Company acquired LCC in a stock-for-stock transaction in which the former shareholders of LCC received approximately 89% of the Company’s outstanding common stock, after giving effect to the conversion of the outstanding convertible securities of each company.

     The transaction has been accounted for as a reverse acquisition whereby the total purchase price of the merger has been allocated on a preliminary basis to LCC’s assets and liabilities based on management’s estimate of their fair values.  Accordingly, the Company recorded total assets in the amount of $241,919 and total liabilities of $7,149,501.  The excess of the purchase price, which was calculated as the fair value of the securities exchanged plus the net liabilities assumed in the acquisition, over the fair values of the net assets acquired, has been allocated to goodwill and was $12,243,389.  The Company has determined to amortize this goodwill over a two year period, and as of September 30, 2001 the book value of goodwill, net of amortization of $4,538,811 was $7,704,578.

5.  Equity line and credit facility

     In connection with the Acquisition, the Company entered into an equity line financing agreement whereby an institutional investor has committed to purchase up to $25,000,000 of the Company’s common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company.  As of September 30, 2001, no shares have been sold under the equity line.

     Additionally, the Company entered into a separate credit agreement for up to $3,500,000 in revolving credit.   The credit facility also provides for the issuance of warrants in an amount equal to 10% of the amount drawn from the credit facility.  As of September 30, 2001, the Company had $1,650,000 outstanding under this agreement; additionally, as of September 30, 2001 the Company had issued 872,600 warrants valued at $540,000, pursuant to the terms of the credit facility.

6.  Exchange Agreement

    On September 29, 2001 the Company entered into an Exchange Agreement with certain investors, whereby such investors exchanged our Series D Convertible Preferred Stock owned by them and certain debt issued by the Company.  This exchange of preferred stock and debt resulted in the issuance of 77,726,078 shares of our common stock.  Sherman LLC was issued 48,716,835 shares pursuant to the Exchange Agreement, becoming a 43.7% holder of the common stock currently outstanding.  The remaining 29,009,243 shares were issued to six other debenture or preferred stock holders.  Before the execution of the Exchange Agreement, Dominion Capital Fund Limited was the Company’s single largest shareholder, being the beneficial owner of 6,767,009 shares of common stock.  Such ownership represented approximately 20.1% of the then-outstanding common stock of the Company.

    As a result of this exchange, the Company recognized $5,368,017 of non-cash interest expense, which includes the value of premium shares given to Sherman LLC as part of this transaction.  The Exchange Agreement contains a provision whereby the holders shall return 10% of their shares issued under the Exchange Agreement, if within 18 months the closing price of the Company’s common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the stock is listed remains at or above $3.00 per share for 50 consecutive trading days.  An additional 5% of the shares issued under the Exchange Agreement shall be returned if the closing price remains at or above $4.00 per share for 50 consecutive trading days.  As a result of this contingency, the Company has excluded 11,594,366 shares of common stock from the denominator in computing basic earnings per share.

7.  Stockholders’ Equity

     Series A Preferred Stock:   The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”).  Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $0.30 per share, representing a yield of 12% per year.  Dividends may be paid in cash or an equivalent value of common stock.  The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share.  At September 30, 2001 dividends in arrears on this preferred stock totaled $1,813,495.  The Series A Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock.  The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events.  The Series A Preferred Stock will automatically convert into the Company’s common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days.  The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date.  The Company has the option to pay the redemption in either cash or common stock.  At September 30, 2001, 446,410 shares of Series A Preferred Stock are outstanding.

     Series D Preferred Stock:   The Company has designated 10,534 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”).  The original issue price of the Series D Preferred Stock was $1,000 per share.  Dividends on the Series D Preferred Stock accrue at an annual rate of 7% of the original issue price, or $70 per share, and are payable in cash or common stock, as determined by the holders, only at the time of conversion of such shares.  Dividends are cumulative from the date of issue.  Unless full cumulative dividends have been or are contemporaneously paid on the Series D Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase, or otherwise acquire common stock, nor may is make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series D Preferred Stock.

     The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance.  After three years, the Series D Preferred Stock will automatically convert into shares of common stock.  The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion.  Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder’s Series D Preferred Stock into common stock.  The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company.  During the third quarter of 2001, 8,368 shares of Series D Preferred Stock were converted to common stock, as described in Note 6 “Exchange Agreement” above.  At September 30, 2001, 2,166 shares of Series D Preferred Stock are outstanding, with related dividends in arrears of $202,875.

     Series E Preferred Stock:   The Company has designated 745,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”).  The original issue price of the Series E Preferred Stock was $10.00 per share.  Dividends on the Series E Preferred Stock accrue at an annual rate of 8% of the original price, or $0.80 per share, and are payable in cash or common stock, as determined by the Company, only at the time of conversion of such shares.  Dividends are cumulative from the date of issue.  Unless full cumulative dividends have been or are contemporaneously paid on Series E Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase or otherwise acquire common stock, nor may it make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series E Preferred Stock.

     The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company’s common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days.  Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment.  The Series E Preferred Stock is non-voting, and it is ranked junior to the Company’s Series A Preferred Stock and Series D Preferred Stock.  The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company.  At September 30, 2001, 744,500 shares of Series E Preferred Stock are outstanding, with related dividends in arrears of $1,606,897.

8.  Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB.  This quarterly report of Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  These forward-looking statements include all statements that are not statements of historical fact.  You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or their negatives or cognates.  Some of these statements include discussions regarding future business strategy and our ability to generate revenue, income, and cash flow.  We wish to caution the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions.  Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward looking statements.  Some factors that could affect our results include those that we discuss in this section as well as elsewhere in this Form 10-QSB.

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

    On March 30, 2001, we filed an amendment to our Articles of Incorporation with the Texas Secretary of State by which we changed our name from Corzon, Inc. to LecStar Corporation and affected a 1-for-60 reverse split of our common stock.  In conjunction with our name change, on April 2, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol “LCST.”

Results of Operations for the Quarter (Three Months) Ended September 30, 2001

    Comparative results of operations to the twelve week period ended October 1, 2000 are not practicable because the primary subsidiary of the Company was engaged in unrelated operations during the third quarter of 2000, which were subsequently discontinued.  Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

    Revenues.  Revenues of $1,395,228 for the third quarter of 2001 were derived primarily from the sale of traditional residential and business local and long distance services, through synergistic partnerships and marketing agreements.  The Company expects growth of this revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, internet, and integrated services presence in the competitive marketplace.

    Cost of sales.  Cost of sales as a percentage of revenues was 62.1%, or $866,817 for the current period.  Management believes that this will continue to decline as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of much higher margin services.

    Operating expenses.  Operating expenses were $4,591,098 for the quarter, of which $2,259,923 was depreciation and amortization.  Amortization of goodwill related to the merger was $1,497,536.  The remaining $2,331,175 consisted primarily of salaries, wages and benefits, & legal and professional costs.

    Interest.  Interest expense was $4,845,626 of which $4,705,826 was non-cash interest related to warrants and debt that was converted to common stock, and $139,800 was related to unconverted borrowings under credit facilities, other notes, and capital leases.

Results of Operations for the Nine Months Ended September 30, 2001

    Comparative results of operations to the forty week period ended October 1, 2000 are not practicable because the primary subsidiary of the Company was engaged in unrelated operations through the third quarter of 2000, which were subsequently discontinued.  Management believes that comparative presentation of the results of significantly unrelated  operations could be misleading.

    Revenues.  Revenues of $3,561,931 for the nine month period ending September 30, 2001 were derived primarily from the sale of traditional residential and business local and long distance services, through synergistic partnerships and marketing agreements.  The Company expects growth of this revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, internet, and integrated services presence in the competitive marketplace.

    Cost of sales.  Cost of sales as a percentage of revenues was 64.9%, or $2,312,959 for the nine months ended September 30, 2001.  Management believes that this will continue to decline as provisioning processes and operation support systems continue to be refined, and as overall product mix shifts with the growth of much higher margin services.

    Operating expenses.  Operating expenses were $14,347,267 for the nine months ended September 30, 2001, of which $6,843,145 was depreciation and amortization.  Amortization of goodwill related to the merger was $4,538,811.  The remaining $7,504,122 consisted primarily of salaries, wages and benefits, & legal and professional costs.

    Interest.  Interest expense was $5,670,521 of which $5,368,017 was non-cash interest related to warrants and debt that was converted to common stock, and $302,504 was related to unconverted borrowings under credit facilities, other notes, and capital leases.

 Liquidity and Capital Resources

    We have incurred operating losses since our September 2, 1999 inception.  As of September 30, 2001, we had an accumulated deficit of $36,336,820 and a working capital deficit of $7,985,774.

    In connection with our acquisition of LCC, we entered into a $25,000,000 equity line financing agreement with Pima Capital Management Limited on January 25, 2001.  Upon our request and at our sole discretion, Pima has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period.  The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us.  Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima.  However, we may not be able to draw funds under this equity line of credit for some time due to the conditions to funding under the equity line.  Inability to draw these funds could result in a material adverse effect on our business, financial condition, and results of operation.

    We have also entered into a credit agreement with Sherman LLC that will provide us with up to $3,500,000 in revolving credit.  Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 10% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan.  Borrowings under the credit agreement are secured by our accounts receivable and those of each of our significant subsidiaries and accrue interest at the rate of 24% per year.  As of September 30, 2001 we have $1,650,000 outstanding under this facility and have issued warrants to purchase 872,600 shares of our common stock at exercise prices ranging from $0.29 to $1.61 per share.

    Both the financing and credit agreements may provide us with working capital, enable us to fund ongoing operations and various capital expenditures, and further our growth and expansion into new markets.  The Company is also pursuing additional capital funding sources, although there can be no assurances that these efforts will be successful.

     Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

    Our cash and cash equivalents decreased $128,922 during the nine months ended September 30, 2001.  The primary source of funds consisted of borrowings under the Sherman LLC credit facility.

    On September 29, 2001 the Company entered into an Exchange Agreement with certain investors, whereby such investors exchanged our Series D Redeemable Convertible Preferred Stock owned by them and certain debt issued by the Company.  This exchange of preferred stock and debt resulted in the issuance of 77,726,078 shares of our common stock.  Sherman LLC was issued 48,716,835 shares pursuant to the Exchange Agreement, becoming a 43.7% holder of the common stock currently outstanding.  The remaining 29,009,243 shares were issued to six other debenture or preferred stock holders.  Before the execution of the Exchange Agreement, Dominion Capital Fund Limited was the Company’s single largest shareholder, being the beneficial owner of 6,767,009 shares of common stock.  Such ownership represented approximately 20.1% of the then-outstanding common stock of the Company.

     As a result of this exchange, the Company recognized $5,368,017 of non-cash interest expense, which includes the value of premium shares given to Sherman LLC as part of this transaction.  The Exchange Agreement contains a provision whereby the holders shall return 10% of their shares issued under the Exchange Agreement, if within 18 months the closing price of the Company’s common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the stock is listed remains at or above $3.00 per share for 50 consecutive trading days.  An additional 5% of the shares issued under the Exchange Agreement shall be returned if the closing price remains at or above $4.00 per share for 50 consecutive trading days.  As a result of this contingency, the Company has excluded 11,594,366 shares of common stock from the denominator in computing basic earnings per share.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are not currently a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business.  We do not believe that these lawsuits would, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On September 29, 2001 the Company entered into an Exchange Agreement with certain investors, whereby such investors exchanged our Series D Redeemable Convertible Preferred Stock owned by them and certain debt issued by the Company.  This exchange of preferred stock and debt resulted in the issuance of 77,726,078 shares of our common stock.  Sherman LLC was issued 48,716,835 shares pursuant to the Exchange Agreement, becoming a 43.7% holder of the common stock currently outstanding.  The remaining 29,009,243 shares were issued to six other debenture or preferred stock holders.  Before the execution of the Exchange Agreement, Dominion Capital Fund Limited was the Company’s single largest shareholder, being the beneficial owner of 6,767,009 shares of common stock.  Such ownership represented approximately 20.1% of the then-outstanding common stock of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    None.

    (b) Reports on Form 8-K.

                On October 12, 2001 we filed a report on Form 8-K describing a change in control as a result of the Exchange Agreement.

SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LECSTAR CORPORATION (REGISTRANT)

Date: November 14, 2001	By:	/s/ W. Dale Smith W. Dale Smith President

Date: November 14, 2001	By:	/s/ James E. Malcom James E. Malcom Chief Financial Officer