Form 10KSB
period 2001-12-31
LECSTAR CORP
filed 2002-03-15
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                    [X] Annual report pursuant to Section 13
                       or 15(d) of the Securities Exchange
                         Act of 1934. For the year ended
                                December 31, 2001

                                       OR

     [ ]Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.


                         Commission File Number 33-95796

                               LECSTAR CORPORATION
                      -------------------------------------

                 (Name of small business issuer in its charter)


          Texas                                            76-0406417
         --------                                          ---------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)
    4501 Circle 75 Parkway,
      Building D-4210                                       30339-3025
      Atlanta, Georgia                                       (Zip Code)

                    (Address of principal executive offices)

                    Issuer's telephone number: (404) 659-9500

 Securities registered pursuant to                    Name of exchange on which
 Section 12(b) of the Exchange Act:                           registered:
           None                                                   None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                    Series A Preferred Stock, $1.00 par value
                         Common Stock Purchase Warrants
              Redeemable Series A Preferred Stock Purchase Warrants
                 -----------------------------------------------
                                (Title of class)




         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Check  if  there  is  no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

         LecStar's revenues for its most recent fiscal year were $4,950,006.

         As of March 8, 2002, the aggregate market value of LecStar Corporation's voting common stock held by non-affiliates, based upon the average bid and asked price of such common equity on the OTC Bulletin Board, was $1,776,695. As of March 8, 2002, 112,641,792 shares of LecStar Corporation's common stock were outstanding.

         The following documents are incorporated by reference: Portions of LecStar Corporation's definitive proxy statement for their annual meeting of Shareholders for their 2001 fiscal year are incorporated by reference into Part III, Items 9 through 12 of this annual report on Form 10-KSB.

                                Table Of Contents

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS........................................... 1
     Financing And Credit Agreements.......................................... 1
     Marketing Agreements..................................................... 2

     HISTORY OF LECSTAR CORPORATION........................................... 2

     CURRENT BUSINESS OPERATIONS OF LECSTAR CORPORATION....................... 3

     Overview................................................................. 3
     Business Strategy........................................................ 4
     Telecommunications Services.............................................. 6
          Offered Services.................................................... 6
     Competition and Industry Position........................................ 7
     Specific Competitors..................................................... 8
     Government Approval And Regulation....................................... 9
          Overview............................................................ 9
          Federal Regulation.................................................. 9
          Universal Service.................................................. 12
          Forbearance........................................................ 12
          Access Charge Reform............................................... 13
          Interconnection.................................................... 13
          Reciprocal Compensation............................................ 13
          Tariff Requirements................................................ 14
          Regional Bell Operating Company Entry into Long Distance........... 14
          Advanced Services and Collocation.................................. 14
          Pricing Flexibility................................................ 15
          State Regulation................................................... 15
          Local Regulation................................................... 16
     Compliance.............................................................. 17
     Intellectual Property................................................... 17
     Principal Suppliers For LecStar Communications.......................... 17

     EMPLOYEES............................................................... 18

ITEM 2.     DESCRIPTION OF PROPERTY.......................................... 18

ITEM 3.     LEGAL PROCEEDINGS................................................ 19

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS.............................................. 19

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................. 20

     Market for Common Stock................................................. 20
     Holders of Record....................................................... 20
     Dividends............................................................... 20
     Recent Sales of Unregistered Securities................................. 21

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION............................................. 22

     Overview................................................................ 22
     Results of Operations for the Year Ended December 31, 2001,
        Compared to the Year Ended December 31, 2000......................... 22
     Liquidity and Capital Resources......................................... 22

ITEM 7.     FINANCIAL STATEMENTS............................................. 23

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................... 23

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT..................................................... 24

ITEM 10.    EXECUTIVE COMPENSATION........................................... 24

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT............................................ 24

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS.................... 24

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K................................. 24

            SIGNATURES....................................................... 25

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         LecStar Corporation ("LecStar", or the "Company") conducts business through its operating subsidiaries as a facilities-based Integrated Communications Carrier (ICC), certified by the FCC and by eight states including Georgia as a Competitive Local Exchange Carrier (CLEC) to provide regulated local, long distance, and international telecommunications services. In close alliance with its local electric utility company partners and agents, LecStar offers a full array of fixed-wire-line voice, data, and Internet services to business and residential customers in BellSouth's southeastern operating territory.

         LecStar serves small-to-medium sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities. Services are offered at moderate discounts off BellSouth prices and delivered through the most cost effective use of LecStar's own network facilities, Unbundled Network Elements (UNEs) leased from BellSouth and/or resold services acquired through wholesale agreements with other carriers. LecStar's provisioning systems are electronically bonded with BellSouth enabling the efficient ordering of services in real-time.

         LecStar's subsidiaries have entered into interconnection agreements with major incumbent carriers throughout the Southeast, including BellSouth, Verizon, and Sprint, allowing LecStar efficiently to collocate network facilities with these carriers, lease UNEs, resell their services, and utilize the carriers' provisioning, installation and maintenance services at favorable costs. Interconnection and resale agreements have been entered with UUNet (Worldcom), Qwest and Sprint for access to other network and wholesale access services so LecStar may market a full suite of communications solutions on par with those of other major carriers.

         LecStar has implemented a marketing and distribution channel strategy that it believes to be one of the most cost efficient in the industry. Strategic partnerships with local electric utilities throughout the region market co-branded voice and data services to residential and business customers. The Company has developed marketing partnerships with interconnect companies and value-added agents that market more complex telecommunication services to medium and large businesses.

Financing and Credit Agreements

         LecStar has a credit agreement with Sherman LLC that provides us with up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and certain fixed and other assets, and those of each of our significant subsidiaries, and accrue interest at the rate of 15% per year. At December 31, 2001, the Company was in compliance with all covenants of the credit agreement or had received appropriate waivers.

         We also have a $25,000,000 Equity Line Financing Agreement with Pima Capital Management Limited. Upon our request, Pima Capital has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. To date, we have not drawn funds under this equity line of credit because of conditions to funding.

         Inability to draw funds under either the financing or credit agreement could result in a material adverse effect on our business, financial condition, and results of operation. Furthermore, we may need to raise additional funding through either debt or equity instruments. If we are not successful in these efforts, lack of additional funding would result in a material adverse effect on the Company and its viability as an ongoing concern.

Marketing Agreements

         We have executed joint marketing agreements with Cobb EMC, Marietta Fibernet, Allied Utility Network LLC and Energy United. Cobb EMC is the country's second largest electric management cooperative and serves over 143,000 customers directly and almost 300,000 customers indirectly by its provision of billing services for other utilities. Marietta Fibernet is the telecommunications subsidiary of the Marietta, Georgia city government and serves over 42,000 customers. Allied Utility is a full service utility marketing firm providing research, marketing and other support service to utilities. Energy United provides energy services in central North Carolina and is the third largest provider of electricity to residential customers in North Carolina. Cobb, Marietta Fibernet and Energy United have launched marketing programs aimed at the promotion of traditional local and long distance telecommunication services to residential and business customers. If any of these joint marketing agreements terminates, it could result in a material adverse effect on our business, financial condition and results of operation. Marketing agreements and/or letters of understanding have also been executed with third party telecom agents who operate throughout the southeastern United States. We hope to utilize these marketing agreements to facilitate the expansion of our customer base.

                         HISTORY OF LECSTAR CORPORATION

         LecStar Corporation traces its inception to Empire Communications Services Corporation ("Empire"), which was incorporated in May of 1998 as a C Corporation in the State of Delaware to enter the telecommunications market offering enhanced services resulting from deregulation and new technologies. Two subsidiaries were formed in August of 1999 to facilitate Empire's operations:
Empire Telecom Services, Inc. and Empire DataNet Services, Inc. Empire changed its name to LecStar Communications Corporation ("LCC") in May 2000. In January 2001 LCC merged with a newly formed wholly owned subsidiary of Corzon, Inc., a publicly traded Texas Corporation, and became the surviving corporation.

         LCC was acquired in a stock-for-stock transaction in which Corzon, Inc. issued 400,000,000 shares of common stock and 10 shares of Series F Preferred Stock to the former LCC shareholders, who then held approximately 82% of Corzon, Inc. outstanding common stock on a non-diluted basis. The consideration paid to the former LCC stockholders was based on the then applicable fair market value of Corzon, Inc. common stock.

         Effective March 30, 2001, holders of a majority of Corzon, Inc.'s outstanding shares executed written consents to rename Corzon, Inc. to LecStar Corporation and to effect a reverse split of the common stock whereby Corzon, Inc. would exchange one share of Corzon, Inc. common stock for each sixty or fewer shares of Corzon, Inc. common stock then issued and outstanding.

         LecStar Corporation now trades under the symbol LCST. LecStar and the two subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. have 73 employees and conduct operations from facilities at 4501 Circle 75 Parkway, Suite D-4210, Atlanta, Georgia 30339-3025.

         Any reference in this annual report to Corzon, Inc. refers to the company that existed before the LCC merger. Any reference to LCC refers to the entity that LecStar Corporation acquired by merger and that is now a wholly-owned subsidiary of LecStar. Otherwise any reference to us refers to the entity formerly known as Corzon, Inc. and now, after the acquisition of LCC and after the name change, is known as LecStar, unless the context demands a different meaning.

               CURRENT BUSINESS OPERATIONS OF LECSTAR CORPORATION

         LecStar conducts its business through two operating subsidiaries:
LecStar Telecom, Inc. and LecStar DataNet, Inc.

Overview

         Through our operating subsidiaries, we seek to become a leading provider of telecommunications services for small and mid-sized business and residential subscribers in each of the markets we serve. We provide an array of switched and dedicated offerings that include:

         o   local and long distance telephone service;

         o   dedicated data and Internet access;

         o   web hosting;

         o   e-mail; and

         o   related premise equipment.

         We provide our services through traditional and enhanced carrier class technologies over network facilities that we own or lease from other carriers. Our network architecture has been designed to capitalize on increased market demand for affordable broadband communications. We plan to expand our collocation of equipment with BellSouth and other incumbent carriers to thirty-four other southeastern markets. We also provide routing of domestic and international traffic for retail and wholesale customers through our switch facilities located in Atlanta, Georgia.

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

         o lease copper and fiber optic circuits as well as switch ports and calling features from the incumbent local exchange carriers and other carriers; and

         o access incumbent local exchange carrier databases and provisioning systems to serve our customers.

Business Strategy

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

         Our operating support systems enable us to deliver responsive and accurate customer provisioning, support, billing and reporting. Our operating support systems utilize platforms that are cost effective in meeting existing volume requirements, while expandable to meet future volume demands. We employ electronic systems that are integrated with the incumbent telephone company to provide real-time customer data and order provisioning support. Our customer service center may be linked to our marketing partners to enable an immediate transfer of incoming customer calls from the partner to us. Likewise our billing systems have been linked with a strategic partner whose consolidated customer invoices include our charges. Our network management systems provide individual call management and detailed call records that are integrated with our billing systems for more efficient billing and administrative management. We have implemented Web based customer interfaces and interactive voice response systems designed to improve customer support responsiveness, while also reducing our requirement for customer service representatives.

         Our network infrastructure is composed of advanced carrier class platforms that integrate local, national, international and Internet service provider networks into a single "meshed" network architecture. We utilize Cisco Systems, Compaq, AdTran, and TelTronics technologies to support traditional and broadband applications. We utilize unbundled network elements that we lease from incumbent carriers at wholesale costs to construct our own local access circuits connecting customers to our facilities. These unbundled network elements include digital and analog local loops, local circuit switching, interoffice transport, network interface devices, signaling and call-related databases, and operational support systems.

         We deploy dedicated, high capacity circuits between our facilities that are supplemented by low or no cost Internet transport for certain types of international traffic. We have also entered into interconnection agreements with public telephone network providers that allow us to implement low cost routing of international traffic. Management adheres to a second-generation "smart build" strategy whereby investment in expansion of our network facilities is based on measurable near-term operational economics.

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

         Management balances the use of these channels to effectively pursue opportunities while maintaining marketing expense at predictable planned ratios. We have also established relationships with both incumbent telephone companies and third party integrators for the installation and support of customer circuits, equipment and services.

         We are currently authorized by the Federal Communications Commission to market long distance services worldwide and are certified by eight state public service commissions:

        o   Alabama;                                    o   Mississippi;
        o   Florida;                                    o   North Carolina;
        o   Georgia;                                    o   South Carolina; and
        o   Kentucky;                                   o   Tennessee.

         Certification is pending in Louisiana. We have agreements in place with major incumbent telephone companies operating in the Southeast United States, including BellSouth, Verizon, and Sprint, which allow us to interconnect, collocate, resell and obtain unbundled network elements that are necessary to our operations. Our current marketing efforts are focused in Georgia, where our network facilities currently are installed. We have pre-paid operations in five states.

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

Telecommunications Services

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

                  Voice Services:
                  --------------

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

                  o dedicated intrastate, interstate and international long distance; and

                  o   travel cards.

                  Data and Internet Services:
                  --------------------------

                  o   dedicated high-speed Internet access;

                  o   dedicated point-to-point data;

                  o   collocation;

                  o   web hosting; and

                  o   e-mail.

                  Integrated Services:
                  -------------------

                  o   high-speed Internet; and

                  o local access, high-speed Internet with switched long distance.

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

         In the provision of local access services, long distance services and data and integrated services, we face competition from incumbent local exchange carriers, competitive local exchange carriers, integrated communications providers and inter-exchange carriers who may have a more substantial marketing presence or possess their own network facilities and may offer services similar to ours at more favorable prices. In addition, we face competition from Internet service providers and others who offer domestic and long distance service over the Internet at greatly reduced prices.

         Both our competitors and we rely substantially on independent agents to market and sell our services to their respective customer bases. Competitors may offer agents greater commissions, better terms or other incentives that hinder our use of these agents. In addition, agents may enter into exclusive arrangements with competitors, which could hinder our ability to attract and retain agents.

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

Specific Competitors

         We compete against many similar communications companies which also provide individual or bundled services. We expect competition to intensify in the future and expect significant competition from both traditional and new communications companies. Competitors in our targeted markets include:

        o   Mpower                                         o   XO Communications
        o   TalkAmerica                                    o   BellSouth
        o   Verizon                                        o   Sprint
        o   Birch                                          o   NuVox
        o   New South                                      o   C Beyond

         We also face strong competition from long distance companies. Many of the leading long distance carriers offer substantial competition in targeted market areas, including AT&T and MCI WorldCom. The newer national long distance carriers are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing competitive types of equipment. Examples include Level 3, Qwest and Williams Communications. Incumbent local exchange carriers also present strong competition, including Sprint, Verizon and the regional Bell operating companies.

         Fixed wireless service providers can provide high speed communications services using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small and medium-sized business customers and have a business strategy that is similar to ours. These providers include MCI WorldCom, XO Communications, Sprint, Teligent and Winstar.

         Internet service providers, digital subscriber line companies and cable-based service providers provide services that may be used by our targeted customers rather than our services. Internet service providers provide Internet access to residential and business customers, generally using the existing communications infrastructure, such as Concentric Networks, EarthLink, Sprint, the UUNET subsidiary of MCI WorldCom, AT&T Broadband and Verizon. Digital subscriber line companies and/or their Internet service provider customers typically provide broadband Internet access, such as BellSouth.Net and Rhythms NetConnections. "Excite" at Home and its "Work" subsidiary and Road Runner are Cable-based service providers that also provide broadband Internet access.

Government Approval and Regulation

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

         Federal Regulation. We must comply with the requirements of common carriage under the Communications Act of 1934. Comprehensive amendments to the Communications Act of 1934 were made by the Telecommunications Act of 1996, which substantially altered both federal and state regulation of the telecommunications industry. The purpose of the Telecommunications Act was to deregulate the telecommunications industry to a significant degree, thereby fostering increased competition among carriers. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rule-making and judicial review, we cannot predict with any degree of certainty what its ultimate effect on us will be. Under the Telecommunications Act, any entity may enter a telecommunications market, subject to reasonable state safety, quality and consumer protection regulations.

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

         The Federal Communications Commission has prescribed a forward-looking economic cost approach for pricing interconnection and the separate, unbundled network elements that together constitute what a carrier needs to provide telecommunications services. Pursuant to the Federal Communications Commission's pricing rules, the state commissions have significant responsibility for the implementation of those rules, including the actual setting of rates. In July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated the Federal Communications Commission methodology for pricing unbundled network elements and the methodology for determining wholesale rates for retail services. The order also affirmed the previous decision of the Eighth Circuit that vacated Federal Communications Commission rules that required incumbent local exchange carriers to combine previously uncombined elements for requesting carriers. In January 2001, the U.S. Supreme Court agreed to hear in October 2001 several appeals from the order of the U.S. Court of Appeals. The Supreme Court's decision is still pending.

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

         Universal Service. The Federal Communications Commission has adopted rules implementing the universal service requirements of the Telecommunications Act. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund. The Universal Service Fund provides support to carriers serving low-income customers and customers who live in areas where the cost of providing telecommunications services is high. In addition, the Federal Communications Commission established new subsidies for telecommunications and some information services provided to qualifying schools and libraries and for services provided to rural health care providers. Providers of interstate telecommunications services, as well as other entities, such as private carriers offering excess capacity to end user customers, must pay for these programs. Our contribution to the federal support funds would be calculated based on a percentage of our gross end-user interstate and international telecommunications revenues. Our assessment rate for the first quarter 2002 was 6.81% of interstate and international end-user telecommunications revenues. The contribution factor issued by the Federal Communications Commission varies quarterly. The amounts contributed may be billed to customers. Currently, the Federal Communications Commission is calculating assessments based on the prior year's revenues. We are currently unable to quantify the amount of any contributions that we will be required to make in the future or the effect that these required contributions will have on our financial condition.

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

         Interconnection. We have entered into interconnection agreements with BellSouth, ALLTEL, Verizon and Sprint, the incumbent local exchange carriers in our markets. We plan to enter into additional agreements as our build-out of our network progresses. Most of these agreements will expire within the next two years. The expiration of these agreements will require that we negotiate new interconnection terms with these incumbent local exchange carriers and any additional incumbent local exchange carriers. Pending conclusion of these negotiations, several existing interconnection agreements should continue to govern the interconnection terms while other renegotiated agreements will be given retroactive effect from the expiration date of the superceded agreement following the conclusion of negotiations or arbitrations.

         Reciprocal Compensation. The Telecommunications Act also requires incumbent local exchange carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. Reciprocal compensation is the compensation paid by one carrier to complete particular calls on another local exchange carrier's network. Most state public utility commissions have ruled that traffic to Internet service providers is covered by this requirement. In 1999, the Federal Communications Commission decided that calls to Internet service providers could be jurisdictionally interstate. However, the U.S. Court of Appeals for the DC Circuit vacated the Federal Communications Commission's determination and remanded the matter to the Federal Communications Commission for further analysis. On April 27, 2001, the Federal Communications Commission released an order addressing intercarrier compensation for dial-up connections of Internet-bound traffic. The Federal Communications Commission found that Internet-bound traffic is interstate and subject to its jurisdiction. Moreover, the Federal Communications Commission found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the Federal Communications Commission established federal rates for this traffic that decline over a three year period. The Federal Communications Commission also set caps on the total minutes of this traffic that may be subject to any intercarrier compensation and required that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the Federal Communications Commission's order, and the order went into effect. The appeals remain pending.

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

         The Federal Communications Commission has taken steps to facilitate competitors' access to lines connecting customer premises to the operator for purposes of digital subscriber line deployment. Specifically, the Federal Communications Commission required incumbent local exchange carriers, like BellSouth, to permit unaffiliated providers of digital subscriber line services to use a portion of the lines connecting customer premises to the operator used for basic telephone service rather than purchasing new lines. In related proceedings, the Federal Communications Commission adopted rules requiring incumbent carriers to allow competing carriers access to a number of listing network elements, including local loops, sub loops, and local circuit switching. Also in related proceedings, the Federal Communications Commission adopted rules requiring incumbent carriers to allow competing carriers to access space in the incumbent's central office, which will enable competitors to collocate all equipment necessary for interconnection or access to unbundled network elements. Portions of these proceedings were remanded to the Federal Communications Commission from a U.S. Court of Appeals. Thereafter, in August 2001, the Federal Communications Commission released an order revising certain of its collocation rules, and, in December 2001, the Federal Communications Commission initiated an inquiry into certain of its rules regarding line sharing. Better collocation arrangements at incumbent local exchange carriers' main facilities housing telephone network equipment benefits our operations.

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

         State Regulation. Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of competitive local exchange carriers vary in their regulatory intensity. Most states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2001, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in:

        o   Alabama;                                 o   Mississippi;
        o   Florida;                                 o   North Carolina;
        o   Georgia;                                 o   South Carolina; and
        o   Kentucky;                                o   Tennessee.

         As of December 31, 2001, we also had an application pending for local exchange certification in Louisiana. To the extent that an area within a state in which we provide service is served by a small or rural exchange carrier not currently subject to competition, we may not currently have authority to provide service in those areas at this time. As a competitive local exchange carrier, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that competitive local exchange carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some other state requirements include:

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

         Other Matters. The Federal Communications Commission has implemented so-called anti-slamming rules, which protect consumers whose presubscribed carriers have been switched without their consent. Under the rules, a carrier found to have slammed a customer is subject to substantial fines and other penalties. We do not engage in these practices.

         The regulatory status of telephone service over the Internet is presently uncertain. Specific statutes and regulations addressing these services have not been adopted at this time and the extent to which current laws and regulations at the state and federal levels will be interpreted to include such internet telephone services has not been determined. We cannot predict what regulations may be adopted in the future or to what extent existing laws and regulations may be found by state and federal authorities to be applicable to such services or the impact such new or existing laws and regulations may have on our business.

Compliance

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

Intellectual Property

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

Principal Suppliers for LecStar Communications

         We have four major suppliers for the services and equipment we use in the operation of our business. Those four suppliers are: 1) BellSouth, 2) Qwest,
3) TelTronics, and AdTran.

         We have not experienced any availability problems with respect to the services and equipment and material from these suppliers and do not anticipate any availability problems in the near future.

                                    EMPLOYEES

         As of March 8, 2002, we employed 73 people. We currently have seven executive officers and three directors. We also regularly use the services of contract technicians for the installation and maintenance of our networks, equipment and facilities. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified people. We believe that the relationship we have with our employees is healthy and stable.

ITEM 2.           DESCRIPTION OF PROPERTY

         We lease 16,883 square feet of space for our executive offices in Atlanta, Georgia, for $24,328 per month.


                       Location                         Form of Ownership    Lease Expiration
                                                                                                     Monthly Rent
Executive Offices:
4501 Circle 75 Parkway,...........................            Lease          February 28, 2005        $24,328
Building D-4210
Atlanta, Georgia 30039-3025



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

ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in the action McIntosh & Associates, Inc. v. LecStar Corporation filed in the district county of Dallas County, Texas. The Plaintiff alleges breach of contract and is seeking $151,143.18 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees. On February 8, 2002, the Plantiff received a final judgment by default.

         The Company is a defendant in the action James D. Grenfell v. LecStar Corporation filed with the American Arbitration Association on September 27, 2001. The Plaintiff alleges breach of contract and is seeking in excess of $900,000 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees.

         We are not currently a party to any other legal proceeding other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

         Our common stock is quoted on the OTC Bulletin Board under the symbol "LCST." Previously and until April 2, 2001, our common stock had traded under the symbol "CRZN." Previous to that and from September 17, 1998, until September 8, 2000, our common stock had traded under the symbol "ROTI." The range of high and low bid prices as quoted on the OTC Bulletin Board are listed below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All quotations below give retroactive effect to a 1 for 60 reverse split effective March 30, 2001.

                                                                                                   Price
                                                             Quarter Ended:               High              Low

Fiscal Year 2000:
First Quarter.........................................  April 16, 2000                 $15.00              $.936
Second Quarter........................................  July 9, 2000                   $12.186             $.936
Third Quarter.........................................  October 1, 2000                $ 5.628             $.936
Fourth Quarter........................................  December 31,2000               $ 3.75              $.936

On February 1, 2001, we changed our fiscal year from a 52/53 week fiscal year ending on the last Sunday in December to a fiscal year ending on December 31.
Associated with the change in our year end, we changed our fiscal quarters from a 13/14 week quarter to a three month calendar quarter ending March 31, June 30, September 30, and December 31.

Calendar Year 2001:
First Quarter.........................................  March 31, 2001                 $2.812              $.9375
Second Quarter........................................  June 30, 2001                  $  .95              $.0938
Third Quarter.........................................  September 30, 2001             $  .55              $.30
Fourth Quarter........................................  December 31, 2001              $  .83              $.25



Holders of Record

         We had approximately 950 holders of record of our common stock as of March 8, 2002.

Dividends

         We have never paid cash or any dividends on our common stock and do not foresee that we will have earnings with which to pay dividends in the foreseeable future. If we do accumulate earnings from which a dividend could be paid, our strategy at this time is to retain these earnings to finance the development and expansion of our business. However, in the event we would pay a dividend, our board of directors would determine the amount of such a dividend out of funds legally available therefore and based upon our earnings, financial condition, capital requirements and other conditions. In addition, the terms of our outstanding indebtedness and preferred stock restrict the payment of dividends on our common stock until certain conditions are met. The payment of dividends on our common stock is also subject to the preference applicable to the outstanding certain shares of our preferred stock and to the preference that may be applicable to any shares of the preferred stock issued by us in the future.

Recent Sales of Unregistered Securities

         During our 2001, we issued the following securities which were not registered under the Securities Act of 1933.

         On January 25, 2001, Corzon, Inc. acquired LCC by merger with one of Corzon, Inc.'s subsidiaries and issued 400,000,000 shares of our common stock and 10 shares of our Series F preferred stock to the former shareholders of LCC. These shares were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

         On March 30, 2001, LecStar issued 25,333,333 shares of common stock in exchange for 10 shares of Series F convertible preferred stock, and effected a 1 for 60 reverse stock split.

         On September 29, 2001, LecStar issued 77,726,078 shares of common stock in exchange for 8,367.8 shares of Series D redeemable convertible preferred stock, $1,543,403 of accrued and unpaid dividends, $9,033,652 of debt and $846,612 of accrued interest.

         On October 23, 2001, LecStar issued 196,474 shares of common stock in exchange 40 shares of Series D redeemable converted preferred stock and $7,763 of accrued and unpaid dividends.

         On November 7, 2001, LecStar issued 113,032 shares of common stock in exchange for $20,000 of the convertible debenture plus $5,723 of accrued and unpaid interest.

         On November 30, 2001, LecStar issued 188,444 shares of common stock in exchange for 45,788 shares of Series E redeemable convertible preferred stock and $104,932 of accrued and unpaid dividends.

         For information concerning unregistered securities issued during calendar year 2000, reference is made to our Form 10-KSB for year ended December 31, 2000.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The following discussion should be read in connection with the consolidated financial statements and related notes thereto beginning on page F-1 of this report.

Results of Operations

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

         Total net revenues increased 168% to $4,950,006 in 2001 from $1,847,988 in 2000. The increase was driven through expansion into traditional residential and business local and long distance services in 2001. Revenues were derived primarily from residential prepaid services in 2000. The Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, Internet, and integrated services presence in the competitive marketplace.

         Cost of sales as a percentage of revenues were 64% or $3,172,017 in 2001 compared to 86% or $1,588,892 for 2000. Management believes that this will continue to improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs we incur in delivering services to our customers. As a result of this process, we seek to identify more cost-efficient procedures for delivering our services or may decide to discontinue offering of some products.

         Selling, general and administrative expenses were $10,295,309 for the year ended December 31, 2001 compared to $7,217,521 for the corresponding period in 2000. Expenses include salaries and related personnel costs, facilities expenses, legal and professional services, and sales and marketing costs. Costs increased primarily due to increase in employees and other costs associated with the expansion of services throughout target markets.

         Depreciation and amortization expense increased to $8,589,274 in 2001 from $1,297,721 in 2001, primarily due to amortization of goodwill related to the merger of $6,079,727, and additional depreciation associated with placement in service of additional telecommunications network assets and related equipment. In 2001, the Company recorded a write-down of net property and equipment of $679,295. The Company also recorded intangibles impairment relating to goodwill of $4,651,334 during 2001.

         Interest expense for the year ended December 31, 2001 was $7,470,623 of which $6,915,351 was non-cash interest related to warrants and debt that was converted to common stock, and $561,472 was related to unconverted borrowings under credit facilities, other notes, and capital leases. Interest expense for the year ended December 31, 2000 was $5,412,773 of which $4,848,678 was non-cash interest related to warrants and debt that was converted to common stock, and $564,095 was related to unconverted borrowings under credit facilities, other notes, and capital leases.

Liquidity and Capital Resources

         We have incurred operating losses since our inception and as of December 31, 2001, we had an accumulated deficit of $(47,588,545) and a working capital deficit of $(5,508,797).

         LecStar has a credit agreement with Sherman LLC that provides us with up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and certain fixed and other assets, and those of each of our significant subsidiaries, and accrue interest at the rate of 15% per year. At December 31, 2001, the Company was in compliance with all covenants of credit agreement or had received appropriate waivers.

         We also have a $25,000,000 Equity Line Financing Agreement with Pima Capital Management Limited. Upon our request, Pima Capital has committed to purchase up to $25,000,000 of our common stock over a thirty-six month period. The purchase price per share will be determined by dividing the dollar amount we request by 92% of the simple average of the closing bid prices of our common stock over the ten trading days immediately following a draw request from us. Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. To date, we have not drawn funds under this equity line of credit because of conditions to funding.

         Inability to draw funds under either the financing or credit agreement could result in a material adverse effect on our business, financial condition, and results of operation. Furthermore, we may need to raise additional funding through either debt or equity instruments. If we are not successful in these efforts, lack of additional funding would result in a material adverse effect on the Company and its viability as an ongoing concern.

         Our cash and cash equivalents decreased $90,481 during 2001. The principal source of funds consisted of $6,675,000 received from borrowings under the Sherman LLC credit agreement. The primary uses of funds were cash used in operations of $6,347,898.

         We have not paid dividends on the Series A preferred stock since June 1998 and we are currently analyzing our alternatives for addressing these arrearages totaling $1,947,418. At December 31, 2001, we were in default on $1,139,489 of lease obligations. Default under lease obligations could have a materially adverse impact on our business.

ITEM 7.           FINANCIAL STATEMENTS

         See "Index to Financial Statements" and our consolidated financial statements and related notes thereto beginning on page F-1 of this booklet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We filed a 8-K date of report April 25, 2001 wherein we indicated dismissal of Feldman Sherb & Co., P.C. and engaged Ernst & Young LLP as independent accountants.

         Effective January 23, 2002, we dismissed Ernst & Young LLP and engaged Feldman Sherb & Co., P.C. as the Company's independent accountants as indicated on 8-K filed January 28, 2002.

                               LECSTAR CORPORATION

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000



                                    CONTENTS


Report of Independent Auditors............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet ...............................................F-3

Consolidated Statements of Operations.....................................F-4

Consolidated Statement of Stockholders' Equity (Deficit)..................F-5

Consolidated Statements of Cash Flows.....................................F-6

Notes To Consolidated Financial Statements................................F-7,19

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
LecStar Corporation


We have audited the accompanying consolidated balance sheet of LecStar Corporation as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LecStar Corporation at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and December 31,2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and as more fully described in Note 1Q, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


February 8, 2002
New York, New York

                                                    /s/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.

                               LECSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001



ASSETS
Current assets:
   Cash and cash equivalents                                         $   55,193
   Accounts receivable, net of allowance for doubtful accounts
     of $55,826                                                         548,417
   Prepaid expenses and other current assets                            157,538
                                                                      ----------
Total current assets                                                    761,148
                                                                      ----------
Long term investments                                                   250,000
                                                                      ----------
Property and equipment:
   Furniture and fixtures                                               326,241
   Network equipment                                                  2,188,273
   Software                                                             586,638
   Leasehold improvements                                               125,189
                                                                      ----------
                                                                      3,226,341
   Accumulated depreciation                                          (1,133,397)
                                                                      ----------
Net property and equipment                                            2,092,944

Restricted cash                                                          45,000
Other assets                                                            357,953
                                                                      ----------
Total assets                                                         $3,507,045
                                                                      ==========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                  $2,267,342
   Accrued expenses                                                   2,387,330
   Unearned revenue                                                     155,600
   Current portion of notes payable                                      88,649
   Current portion of convertible debentures                            180,000
   Current portion of capital lease obligations                          51,535
   Capital lease obligations in default                               1,139,489
                                                                      ----------
Total current liabilities                                             6,269,945
                                                                      ----------
Long-term portion of notes payable                                    2,940,487
                                                                      ----------

Stockholders' deficit:
   Cumulative Preferred Stock
       Issued and outstanding - 1,147,249                             1,147,249
   Common stock, $.01 par value:
     Authorized - 500,000,000 shares
     Issued and outstanding - 111,932,768                             1,119,328
   Deferred compensation                                               (193,951)
   Additional paid-in capital                                        40,362,532
   Net unrealized loss on securities                                   (550,000)
   Accumulated deficit                                              (47,588,545)
                                                                      ----------
Total stockholders' deficit                                          (5,703,387)
                                                                      ----------
Total liabilities and stockholders' deficit                          $3,507,045
                                                                      ==========



                 See notes to consolidated financial statements.

LECSTAR CORPORATION

                      CONSOLDIATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED DECEMBER 31
                                                                   2001                  2000
                                                               ------------          ------------

Revenues                                                       $  4,950,006          $  1,847,988
                                                                -------------         -------------
Operating expenses:
   Cost of sales                                                  3,172,017             1,588,892
   Selling, general and administrative expenses                  10,295,309             7,217,521
   Depreciation and amortization                                  8,589,274             1,297,721
   Write-down of net property and equipment                         679,295                     -
   Impairment of intangibles                                      4,651,334                     -
                                                                -------------          ------------
Total operating expenses                                         27,387,229            10,104,134
                                                                -------------          ------------
Loss from operations                                            (22,437,223)           (8,256,146)

Other income (expense):
   Interest expense                                              (7,470,623)           (5,412,773)
   Other income                                                           -                 6,778
                                                                ------------          ------------
Net loss                                                        (29,907,846)          (13,662,141)
Preferred stock dividends                                        (1,974,849)                    -
                                                                ------------          ------------

Net loss attributable to common stockholders                   $(31,882,695)         $(13,662,141)
                                                                ============          ============
Basic and diluted net loss per common share                    $      (0.72)          $     (0.65)
                                                                ============          ============

Weighted-average shares outstanding used in computing basic and
   diluted net loss per common share                             44,149,145            21,035,400
                                                                ============          ============



                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Preferred                        Common                    Additional
                                        Stock         Preferred          Stock        Common        Paid-in
                                        Shares        Stock              Shares       Stock         Capital
                                       -----------   -----------     ------------   ----------    ------------
Balances at December 31, 1999                -       $     -           20,553,000    $ 205,530     $ 6,328,427
  Issuance of stock options
    to employees                             -             -                    -            -         165,000
  Issuance of common stock for cash
    at $2.50 per share less issuance
    costs of $128,500                        -             -              594,000        5,940       1,350,560
  Issuance of warrants in connection
    with the sale of convertible
    debentures                               -             -                    -            -         650,000
  Issuance of preferred stock for
    cash at $1,000 per share less
    issuance costs of $60,750              850       789,250                    -            -               -
  Conversion of debt to common
    stock                                    -             -            3,454,036       34,540       9,189,138
  Issuance of restricted stock in
    exchange for employee services           -             -              174,555        1,746         434,641
  Amortization of deferred
    compensation                             -             -                    -            -               -
  Net loss                                   -             -                    -            -               -
                                         -----       --------         ------------    ---------     -----------
Balances at December 31, 2000              850       789,250           24,775,591      247,756      18,117,766

Conversion of Preferred Series A
   to common stock                        (850)     (789,250)             212,500        2,125         787,125
Issuance of common stock
   dividend to preferred                     -             -              127,500        1,275         317,475
Assumption of preferred
   stock in merger                   1,201,444    11,724,910                    -            -               -
Cancellation of pre-merger
   LecStar common shares                     -             -          (25,115,591)    (251,155)    (19,222,365)
Issuance of common stock in
   merger and 1 for 60 reverse
   split                                     -             -           33,683,740      336,838      12,409,599
Amortization of deferred
   compensation                              -             -                    -            -               -
Beneficial conversion feature
   on convertible note                       -             -                    -            -         100,000
Preferred Series D and dividends
   converted to common stock            (8,368)  (10,531,834)          28,578,938      285,789      11,789,447
Debenture and interest
  converted to common stock                  -             -           16,360,317      163,603       5,191,429
Notes and interest converted
   to common stock                           -             -           32,386,823      323,868       8,392,524
Issuance of common stock                     -             -              425,000        4,250         127,000
Preferred Series D and dividends
   converted to common                     (40)          (40)             196,474        1,965           5,837
Preferred Series E and dividends
   converted to common                 (45,787)      (45,787)             188,444        1,884         148,834
Warrants repriced
   after conversion                          -             -                    -            -       1,370,859
Debentures and interest
   converted to common stock                 -             -              113,032        1,130          24,592
Net unrealized loss on
securities                                   -             -                    -            -               -
Issuance of warrants in
   connection with credit line               -             -                    -            -         802,410
Net loss                                     -             -                    -            -               -
                                     ---------    -----------         ------------  -----------    ------------
Balance at December 31, 2001         1,147,249    $1,147,249          111,932,768   $1,119,328    $ 40,362,532
                                     =========    ===========         ============  ===========    ============

                 See notes to consolidated financial statements.

                              LECSTAR CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                          Claim            Other
                                                         Receivable      Comprehensive                          Total
                                        Deferred         Received for     Income           Accumulated      Stockholders'
                                       Compensation      Stock            (Loss)            Deficit          Equity (Deficit)
                                     ---------------    ------------     -------------     --------------    ----------------
Balances at December 31, 1999          $ (191,667)      $ (269,877)      $          -      $  (2,043,713)    $   4,028,700
  Issuance of stock options
    to employees                                -                -                  -                  -           165,000
  Issuance of common stock for cash
    at $2.50 per share less issuance
    costs of $128,500                           -                -                  -                  -         1,356,500
  Issuance of warrants in connection
    with the sale of convertible
    debentures                                  -                -                  -                  -           650,000
  Issuance of preferred stock for
    cash at $1,000 per share less
    issuance costs of $60,750                   -                -                  -                  -           789,250
  Conversion of debt to common
    stock                                       -                -                  -                  -         9,223,678
  Issuance of restricted stock in
    exchange for employee services       (339,413)               -                  -                  -            96,974
  Amortization of deferred
    compensation                          100,000                -                  -                  -           100,000
  Net loss                                      -                -                  -        (13,662,141)      (13,662,141)
                                     ---------------    ------------     -------------     --------------    ----------------
Balances at December 31, 2000           (431,080)         (269,877)                 -        (15,705,854)        2,747,961

Conversion of Preferred Series A
   to common stock                             -                 -                  -                  -                 -
Issuance of common stock
   dividend to preferred                       -                 -                  -           (318,750)                -
Assumption of preferred
   stock in merger                             -                 -                  -                  -        11,724,910
Cancellation of pre-merger
   LecStar common shares                       -                 -                  -                  -       (19,473,520)
Issuance of common stock in
   merger and 1 for 60 reverse
   split                                       -           269,877                  -                  -        13,016,314
Amortization of deferred
   compensation                          237,129                 -                  -                  -           237,129
Beneficial conversion feature
   on convertible note                         -                 -                  -                  -           100,000
Preferred Series D and dividends
   converted to common stock                   -                 -                  -         (1,543,402)                -
Debenture and interest
  converted to common stock                    -                 -                  -                  -         5,355,032
Notes and interest converted
   to common stock                             -                 -                  -                  -         8,716,392
Issuance of common stock                       -                 -                  -                  -           131,250
Preferred Series D and dividends
   converted to common                         -                 -                  -             (7,762)                -
Preferred Series E and dividends
   converted to common                         -                 -                  -           (104,931)                -
Warrants repriced
   after conversion                            -                 -                  -                  -         1,370,859
Debentures and interest
   converted to common stock                   -                 -                  -                  -            25,722
Net unrealized loss on
securities                                     -                 -           (550,000)                 -          (550,000)
Issuance of warrants in
   connection with credit line                 -                 -                  -                  -           802,410
Net loss                                       -                 -                  -        (29,907,846)      (29,907,846)
                                     ---------------    ------------     -------------     --------------    ---------------
Balance at December 31, 2001           $(193,951)       $        -       $   (550,000)     $ (47,588,545)    $  (5,703,387)
                                     ===============    ============     =============     ==============    ===============

                 See notes to consolidated financial statements.

                                      F-5A

                               LECSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEAR ENDED DECEMBER 31
                                                                                    2001                2000
                                                                                 -----------        -----------

OPERATING ACTIVITIES
Net loss                                                                        $(29,907,846)      $(13,662,141)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                    1,065,437            650,621
   Write-down of net fixed assets                                                    679,295                  -
   Management fee expense                                                                  -            647,100
   Amortization of intangible assets and impairment                               12,175,171          1,633,277
   Stock option compensation                                                         368,380            361,974
   Non-cash interest expense                                                       6,915,351          4,848,678
   Other non-cash items                                                                    -             12,568
   Changes in operating assets and liabilities:
     Note receivable                                                                       -             30,000
     Accounts receivable                                                            (432,416)          (128,570)
     Accounts payable                                                              1,248,265            468,994
     Accrued expenses                                                              1,651,353            479,759
     Unearned revenue                                                                 60,216             47,913
     Prepaid and other assets                                                       (171,104)          (168,021)
                                                                                ------------        -----------
Net cash used in operating activities                                             (6,347,898)        (4,777,848)
                                                                                ------------        -----------
INVESTING ACTIVITIES
Purchases of property and equipment                                                 (434,093)        (1,309,501)
Decrease in restricted cash                                                                -             10,000
Cash acquired in Corzon merger                                                        81,357                  -
Purchase of certificate of deposit                                                         -            (55,000)
                                                                                ------------        -----------
Net cash used in investing activities                                               (352,736)        (1,354,501)
                                                                                ------------        -----------
FINANCING ACTIVITIES
Proceeds from the issuance of common stock                                                 -          1,485,000
Proceeds from the issuance of preferred stock                                              -            850,000
Payment of offering costs                                                                  -           (189,250)
Proceeds from borrowing                                                            7,125,000          5,250,000
Payment of long term debt                                                           (149,134)        (2,564,395)
Payment of capital lease obligations                                                (365,713)          (380,376)
                                                                                ------------        -----------
Net cash provided by financing activities                                          6,610,153          4,450,979
                                                                                ------------        -----------
Decrease in cash and cash equivalents                                                (90,481)        (1,681,370)
Cash and cash equivalents at beginning of year                                       145,674          1,772,044
                                                                                ------------        -----------
Cash and cash equivalents at end of year                                        $     55,193        $    90,674
                                                                                ============        ===========

NON-CASH INVESTING AND FINANCING ACTIIVITIES
Acquisition of property and equipment via capital lease and notes payable       $ (1,202,022)       $ 2,097,002
Issuance of common stock for deferred compensation                              $          -        $   339,413
Issuance of ILD stock to purchase equipment                                     $          -        $   375,000
Issuance of common stock to convert debentures and interest                     $  5,380,753        $ 5,025,000
Issuance of common stock to convert notes and interest                          $  8,847,641        $         -
Issuance of common stock to convert preferred stock & dividends                 $ 12,233,759        $         -

Acquisition of Corzon:
 Liabilities assumed                                                            $  7,149,501
 Assets acquired                                                                $    241,919
 Goodwill recorded                                                              $ 12,165,101



                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



1.       Description Of Business And Significant Accounting Policies

     A. Description Of Business - LecStar Communications Corporation ("LCC") was incorporated on May 18, 1998 in the state of Delaware for the purpose of becoming a Competitive Local Exchange Carrier (CLEC) which markets on a region-wide basis, a full scope of advanced telecommunications services that include local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and Internet services and network management.

         In late November of 1999, LCC entered into an agreement to purchase a prepaid telecommunications business which accelerated its entry into the CLEC market. Simultaneously, LCC entered into a management agreement that provided LCC the ability to operate network and management systems which allowed LCC to begin offering subscriber services in late 1999. In September of 2000, LCC closed on the purchase of the business. See Note 2.

         On January 25, 2001, Corzon, Inc., a Texas corporation ("Corzon"), completed its acquisition by merger (the "Acquisition") of LCC, according to the terms of an Agreement and Plan of Merger that was executed on January 5, 2001, whereby, LCC became a wholly-owned subsidiary of Corzon. LCC was acquired by Corzon in a stock-for-stock transaction in which the former shareholders of LCC would own approximately 92% of Corzon's outstanding common stock assuming the conversion of the outstanding convertible securities of each Company. Accordingly the transaction has been accounted for as a recapitalization of LCC pursuant to which LCC is treated as the continuing entity. The shares issued in connection with the Acquisition were recorded at their fair market value. LCC recorded total assets in the amount of $241,919 and total liabilities of $7,149,501. The excess of the purchase price of $5,257,519, which was calculated as the fair value of the securities exchanged plus the net liabilities assumed in the acquisition, over the fair value of the net assets acquired, was allocated to goodwill and was $12,165,101 at January 25, 2001.

         In connection with the Acquisition, Corzon's Board of Directors (the "Board") voted to change the Company name to LecStar Corporation (the "Company"). In addition, the Board approved a 1-for-60 reverse split of the outstanding common stock of Corzon. Subsequent to the merger and stock split, the former shareholders of LCC and Corzon held 32,225,000 and 1,458,740 shares of common stock of the Company respectively.

         In connection with the Acquisition, the Company entered into an equity line financing agreement whereby an institutional investor has committed to purchase up the $25,000,000 of the Company's common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company. As of December 31, 2001 no shares have been sold under the equity line.

         Additionally, the Company has entered into a credit agreement with Sherman LLC that will provide up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing the Company will issue to Sherman a warrant to purchase common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of the common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by accounts receivable and certain fixed and other assets, and those of significant subsidiaries, and accrue interest at the rate of 15% per year. As of December 31, 2001, $3,175,000 is outstanding under this facility and warrants to purchase 2,076,479 shares of our common stock at exercise prices ranging from $0.15 to $0.81 per share have been issued.

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



     B. Use Of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     C. Revenue Recognition - The Company's revenues are derived principally from monthly service fees to customers for usage of their telecommunications services. The service fees are charged to customers at a fixed rate per month. Service fees are billed one month in advance but recognized when earned, in the period in which the service is provided.

     D. Cash And Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents consist primarily of an operating checking account and certificate of deposit. The carrying amount reported in the balance sheet approximates fair value.

     E. Restricted Cash - At December 31, 2001, $45,000 of cash was pledged as collateral on an outstanding letter of credit related to a guarantee required in conjunction with the Company's telephone equipment operating lease. The amount is classified as restricted cash on the balance sheet.

     F. Property And Equipment - Property and equipment is stated at cost. Depreciation is computed on a straight-line basis for financial reporting purposes over the following estimated useful lives. Depreciation expense includes depreciation of assets recorded under capital leases.


                  Furniture                                   7 years

                  Leasehold improvements                      Term of lease

                  Network equipment and software              3-5 years


     G. Goodwill - Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over a two year period. On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired cash flows from the acquired businesses. All Corzon related revenue producing activity ceased during year 2001, therefore, at December 31, 2001, the value of Goodwill relating to the Corzon merger was determined to be not recoverable and the net carrying value of goodwill of $4,651,334 was recognized as impairment expense.

     H. Advertising Costs - The Company accounts for advertising costs in accordance with the American Institute of Certified Public Accountants Statement of Position No. 93-7, Reporting on Advertising Costs. The cost of print and other advertising is expensed when such costs are incurred. Advertising expenses amounted to approximately $42,000 and $58,000 for the years ended December 31, 2001 and 2000, respectively.

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



     I. Impairment of Long Lived Assets - The Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. When necessary, charges for impairments of long-lived assets are recorded for the amount by which the present value of future cash flows exceeds the carrying value of these assets. The Company believes that the balance of long-lived assets in the accompanying consolidated balance sheet is appropriately valued.

     J. Stock Based Compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS"), "Accounting Fro Stock-Based
         Compensation,"   the  Company   adopted   the  pro  forma   disclosure
         requirements of SFAS 123.

     K. Fair Value of Financial Instruments - The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations. As of December 31, 2001, the fair value of these instruments approximated their financial statement carrying amount.

     L. Deferred Compensation - The deferred compensation represents $200,000 of deferred compensation expense for an individual and $436,388 for a financial advisor to the Company, each of which are being amortized over a two year period. The amortization expense of the deferred compensation is included as a component of selling, general and administrative expenses. As of December 31, 2001, accumulated amortization was $442,437.

     M. Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which provides for an asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using current tax rates and laws that are expected to be in effect when the underlying assets or liabilities are anticipated to be recovered or settled.

     N. Net Loss Per Common Share - Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

         The following table presents the calculation of basic and diluted net loss per common share:

                                                                  DECEMBER 31
                                                        --------------------------------
                                                           2001                  2000
                                                        -----------          -----------

         Net loss attributable to common stockholders  $(31,882,695)       $(13,662,141)
                                                        -----------          -----------
         Basic and diluted:
         Weighted-average shares used in
           computing basic and diluted net
           loss per common shares                        44,149,145           21,035,400
                                                        ===========          ===========
         Basic and diluted net loss per
           common share                                $     (0.72)         $     (0.65)
                                                        ===========          ===========


                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



         The Company has excluded all convertible preferred stock, warrants, and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 28,149,453 in 2001, and 5,679,500 in 2000.

     O. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     P. Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. SFAS 141 supersedes APB 16,Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

         In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 supersedes APB 17, Intangible Assets, and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

         In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the effect of adopting SFAS 144.

     Q. Basis of Presentation - The Company had a working capital deficiency of approximately $5,509,000 for the year ended December 31, 2001, and recorded net losses of approximately $29,908,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations.

 LECSTAR CORPORATION

                                DECEMBER 31, 2001



         The Company is continuing to pursue additional equity and debt financing.

         There are no assurances that the Company will receive the additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


2.       Significant Transactions

     A.  Stock Redemption Agreement

         On November 22, 1999, the Company entered into a Stock Redemption Agreement (the "Agreement") to acquire the CLEC prepaid telephone service business including telecommunications equipment and a customer base from ILD Telecommunications. Simultaneously, the Company entered into a Stock Purchase Agreement (the "Purchase") with an ILD shareholder to temporarily acquire his 4,700 shares of ILD common stock to be held to secure the proposed transaction with ILD. In connection with the Purchase, the Company issued to the shareholder $500,000 cash, a $2.5 million note payable and 2,000,000 shares of its common stock valued at $1.00 per share. Pursuant to the Purchase, an additional 200,000 shares were placed in an escrow account and are contingent upon a two-year employment arrangement with the former shareholder of ILD. The fair value of these escrowed shares is recorded as deferred compensation expense and is being amortized over the two-year employment agreement. In addition, the Company entered into a Management Agreement with ILD for the use of the telecommunications assets until the anticipated transaction closing date on December 15, 1999. The Agreement contemplated that the 4,700 shares of ILD stock would transfer back to ILD at closing, subject to certain management representations and warranties.

         The Company originally recorded the business combination on December 1, 1999 as the consideration was paid and the transaction was valued as of the announcement date, in accordance with EITF No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination".

         The originally contemplated transaction closing date was postponed due to ILD's unsuccessful transfer of title to the Company related to the telecommunications equipment. The transaction closed on September 21, 2000 after clear title to the assets was obtained. In anticipation of the closing, the two parties revised the Agreement whereby the Company was required to exchange 1,500 of the original 4,700 shares of ILD stock for the CLEC prepaid telephone service business.

         As the transaction did not close until September 21, 2000, the Company has restated the December 31, 1999 balance sheet to record the fair market value of the ILD common stock received and an intangible asset related to deferred compensation for the employment of the former shareholder. In addition, the Company recorded a management agreement asset to reflect the use of the telecommunications equipment from December 1, 1999 to September 21, 2000. The management agreement was amortized over the ten month period ending September 21, 2000.

         On September 21, 2000, the Company exchanged 1,500 shares of ILD common stock with a fair market value of $375,000, based on management's estimates, for the purchase of the CLEC prepaid telecommunication service business. As a result, the purchase price was allocated to the telecommunications equipment and is depreciated over its three-year economic useful life.

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



         At December 31, 2001, the Company determined the fair market value of the remaining 3,200 shares of ILD common stock to be $250,000. The unrealized loss on securities of $550,000 was reported in the stockholders' deficit section of the consolidated balance sheet.

     B.  Exchange Agreement


         On September 29, 2001 the Company entered into an Exchange Agreement with certain investors, whereby such investors exchanged Series D Convertible Preferred Stock owned by them and certain debt issued by the Company. This exchange of preferred stock, debt, and accrued dividends resulted in the issuance of 77,726,078 shares of the Company's common stock. Sherman LLC was issued 48,716,835 shares pursuant to the Exchange Agreement, becoming a 43.5% holder of the common stock currently outstanding. The remaining 29,009,243 shares were issued to six other debenture or preferred stock holders. Before the execution of the Exchange Agreement, Dominion Capital Fund Limited was the Company's single largest shareholder, being the beneficial owner of 6,767,009 shares of common stock. Such ownership represented approximately 20.1% of the then-outstanding common stock of the Company.


         As a result of this exchange, the Company recognized $4,191,160 of non-cash interest expense, which represents the value of premium shares given to Sherman LLC as part of this transaction. The Exchange Agreement contains a provision whereby the holders shall return 10% of their shares issued under the Exchange Agreement, if within 18 months the closing price of the Company's common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the stock is listed remains at or above $3.00 per share for 50 consecutive trading days. An additional 5% of the shares issued under the Exchange Agreement shall be returned if the closing price remains at or above $4.00 per share for 50 consecutive trading days. As a result of this contingency, the Company has excluded 28,149,453 shares of common stock from the denominator in computing basic earnings per share.


         In connection with this exchange, the Company issued 425,000 shares of common stock to consultants, resulting in the recognition of $131,250 of expense.



3.       Long-Term Debt And Line Of Credit Agreements

         At December 31, 2001, long-term debt consists of the following:

         Convertible debenture:

         Aggregate principal amount of $180,000 together with interest at 6% per annum, due June 7, 2002; any of the principal amount of the loan is convertible at the option of the payee into the common stock of the Company at 75% of the average of the 5 lowest closing bid prices during the preceding 20 trading days.
                                                                      $  180,000
                                                                      ==========
         Notes payable:

            Aggregate principal amount of $50,000 together with
              interest due on demand                                  $   50,000

            Aggregate principal amount of $210,000 together with
              interest at 12.25% per annum, due April 30, 2002            38,649

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



         Revolving line of credit:

            Maximum aggregate principal amount not to exceed
              $5,000,000 bearing interest at 15% per annum,
              due June 30, 2003                                       2,940,487
                                                                      ----------
                                                                      3,029,136

         Less: current portion of long-term debt                        (88,649)
                                                                      ----------
         Total long-term debt                                       $ 2,940,487
                                                                      ==========


         The debentures issued entitle the holder to convert all or a portion of the debentures into shares of common stock, at a conversion price which is the lower of $.75 per share or a variable conversion price of seventy-five percent (75%) of the average of the five lowest closing prices of stock during the twenty preceding trading days immediately prior to the date of conversion. The amount attributable to this beneficial conversion feature, $1,517,884, was charged to interest expense in 2000. The maximum number of shares of common stock into which the holder of the debenture may convert is capped at 4.9% of the total number of outstanding shares of common stock, as determined in accordance with Section 13 (d) of the Securities Exchange Act of 1934, as amended. The holder of the debenture may convert into additional shares of common stock only to the extent that previously converted shares are sold in the open market, so that the amount beneficially owned by the holder never exceeds 4.9%. The debenture holders and the Company agreed to waive this 4.9% limitation in the Exchange Agreement described in 2B.

         The outstanding balance on the Sherman LLC credit line at December 31, 2001 was $3,175,000. This balance was reduced by $234,513, which represents the unamortized value of the warrants issued in connection with the credit line. The amortization is treated as non-cash interest expense. At December 31, 2001, the Company was in compliance with all covenants of the credit agreement or had received appropriate waivers.

         Scheduled maturities of long-term debt as of December 31, 2001 are as follows:


              2002       $    88,649
              2003         2,940,487

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



4.       Stockholders' Equity (Deficit)

         On June 17, 2000, the Company's shareholders voted to amend its articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000.


                  Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"). Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $0.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share. At December 31, 2001 dividends in arrears on this preferred stock totaled $1,947,418. The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock. At December 31, 2001, 446,410 shares of Series A Preferred Stock are outstanding.


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


                  The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion. Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock. The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. During the year 2001, 8,408 shares of Series D Preferred Stock were converted to common stock, as described in Note 2 "Exchange Agreement" above. At December 31, 2001, 2,126 shares of Series D Preferred Stock are outstanding, with related dividends in arrears of $232,499.

  LECSTAR CORPORATION

                                DECEMBER 31, 2001




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


                  The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days. Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment. The Series E Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock and Series D Preferred Stock. The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. During year 2001, 45,788 shares of Series E Preferred Stock were converted to common stock. At December 31, 2001, 698,712 shares of Series E Preferred Stock are outstanding, with related dividends in arrears of $1,647,813.



5.       Stock Options and Purchase Warrants

         The Company granted to employees 3,690,602 and 2,132,000 options for shares of its common stock during 2001 and 2000 respectively. The options granted in 2001 have varying vesting schedules, but typically vest either immediately or over a four-year period. The options granted during 2001 expire in the year 2006 or 2011.

         A summary of employee stock option activity for 2001 and 2000 follows:

                                                                          WEIGHTED AVERAGE
                                                         OPTIONS           EXERCISE PRICE
                                                        ----------        ----------------
         Outstanding at December 31, 1999                  877,500                 $1.00
            Granted during 2000                          2,132,000                  3.06
            Exercised during 2000                                -                     -
            Forfeited during 2000                                -                     -
                                                        ----------            ----------

         Outstanding at December 31, 2000                3,009,500                 $2.46

            Granted during 2001                          3,690,602                 $0.76
            Exercised during 2001                                -                     -
            Forfeited during 2001                         (833,950)                $2.51
                                                        ----------            ----------
         Outstanding at December 31, 2001                5,866,152                 $0.91
                                                        ==========            ==========

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



         The following table summarizes information regarding options and warrants outstanding and exercisable at December 31, 2001:


                                WEIGHTED AVERAGE
         EXERCISE            NUMBER          REMAINING CONTRACTURAL         NUMBER
         PRICE             OUTSTANDING          LIFE (IN YEARS)          EXERCISABLE
         --------         -----------       -----------------------       ----------
         $0.22                529,180                4.67                    529,180
          0.24                588,960                4.42                    588,960
          0.39             11,659,904                2.04                 11,641,942
          0.42              1,000,000                9.92                  1,000,000
          0.45                627,060                4.17                    627,060
          0.46                331,279                4.92                    331,279
          0.50                620,705                9.33                    178,300
          0.60                  2,866                0.50                      2,866
          0.97              1,436,960                3.92                  1,436,960
          1.56                 12,830                3.50                     12,830
          2.34                833,950                8.08                    833,950
          2.40                  2,916                2.83                      2,916
          2.51                975,080                8.25                    975,080
                           ----------                                     ----------
                           18,621,690                                     18,161,323
                           ==========                                     ==========


         In 2000, the Company issued warrants to acquire 500,000 shares of common stock in conjunction with the issuance of $5,000,000 of convertible debentures. The Company determined the fair value of these warrants using the Black-Scholes valuation model. The fair value of the warrants of $650,000 was recognized as interest expense for the year ended December 31, 2000.

         During 2001, the Company issued 8,596,038 warrants according to terms of our credit agreement with Sherman LLC, and through re-pricing of existing warrants pursuant to the Exchange Agreement. The Company determined the fair value of these warrants using the Black-Scholes valuation model. The fair value of the re-priced warrants of $1,370,859 was recognized as interest expense in 2001.

         The Company has elected to follow APB 25 and related interpretations in accounting for its stock options issued to employees rather than the alternative fair value accounting provided for under SFAS 123. Under APB 25, when the exercise price of the Company's stock options granted to employees equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The effects of applying SFAS 123 for providing pro forma information is not likely to be representative of the effects on reported net income for future periods. If the Company had elected to account for its employee stock options under the fair value method of SFAS 123, the Company's net loss would have increased to the pro forma amount below:

                                                           DECEMBER 31
                                              ----------------------------------
                                                    2001                 2000
                                              -------------         ------------
                As reported                  $ (29,907,846)        $(13,662,141)
                Pro forma                    $ (32,711,304)        $(14,377,500)

                               LECSTAR CORPORATION

                                DECEMBER 31, 2001



         The fair value of these options was estimated at the date of grant using the Black-Scholes Method with the following weighted-average assumptions for 2001: risk-free interest rate of 6.5%, no dividend yield, and an 1.0 volatility factor.

         The weighted average fair value of the employee stock options granted during the year ended December 31, 2001 and 2000 is $0.40 and $2.26 per share, respectively.


6.       Income Taxes

         At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20,000,000, which begin to expire in 2019. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.

         A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

                                                 2001                   2000
                                             -----------            -----------

         Tax at statutory rate             $(10,168,667)          $ (4,645,128)
         State taxes                         (1,196,314)              (546,486)
         Permanent differences                7,095,917              1,696,279
         Valuation allowance                  4,269,064              3,495,335
                                             -----------            -----------
                                           $          -          $          -
                                             ===========            ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 are as follows:

         Assets:
         Start-up costs                                             $   242,039
         Net operating loss                                           7,678,153
                                                                      ----------
         Total deferred tax assets                                    7,920,192

         Liabilities:
                                                                      ----------
         Total deferred tax liabilities                                       -

         Valuation allowance                                         (7,920,192)
                                                                      ----------
         Net deferred tax assets (liabilities)                      $         -
                                                                      ==========

  LECSTAR CORPORATION

                                DECEMBER 31, 2001



         The temporary differences and carryforwards, which give rise to significant portions of the Company's deferred income tax assets, relate primarily to start-up costs and amortization of intangible assets. The Company has elected under IRC Section 195(d) to capitalize its start-up costs for income tax purposes. All capitalized start-up costs will be amortized over a 60-month period commencing with the date business begins. Business began in late November 1999.

         For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize.


7.       Commitments and Contingencies


     A.  Lease Commitments


         Property and equipment includes the following amounts for leases that have been capitalized:

                                                            DECEMBER 31, 2001
                                                            -----------------

         Network equipment                                      $ 453,395
         Less accumulated depreciation                           (142,109)
                                                                ----------
                                                                $ 311,286
                                                                ==========


         Future minimum lease payments under capital leases consist of the following:

                                                            DECEMBER 31, 2001
                                                            -----------------

         Minimum lease payments due in year 2002                   56,276
                                                                ----------
         Total minimum lease payments                              56,276
         Less amounts representing interest                        (4,741)
                                                                ----------
         Present value of net minimum lease payments               51,535
         Less current portion                                     (51,535)
                                                                ----------
         Long term capital lease obligations                     $      -
                                                                ==========


         At December 31, 2001, the Company was in default on various capital lease obligations. These capital lease obligations plus interest on the payments in arrears of $1,139,489, are shown in current liabilities as capital lease payments in default.

                              LECSTAR CORPORATION

                                DECEMBER 31, 2001



         Total rent expense for all operating leases was $514,733 and $181,925 during the years ended December 31, 2001 and 2000, respectively. Future minimum lease payments under the non-cancelable operating leases as of December 31, 2001, with initial lease terms of at least one year at the time of inception, are as follows:

                     2002                                 $  410,346
                     2003                                    373,726
                     2004                                    334,605
                     2005                                     60,590
                     Thereafter                                    -
                                                          ----------
                     Total                                $1,179,267
                                                          ==========


     B.  Legal Matters


         Other than the claim described below, the Company is not currently a party to any legal proceeding other than various claims and lawsuits arising in the normal course of business. The Company does not believe that these lawsuits would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Furthermore, the Company believes that adequate coverage of these claims has been recorded in accounts payable or accrued liabilities.

         The Company is a defendant in a claim initiated by a former officer, which is being arbitrated by the American Arbitration Association. The former officer claims that he is entitled to severance benefits in excess of $900,000. The Company is vigorously defending this claim. The likelihood of an unfavorable outcome or estimate of any possible loss cannot be determined at this time.

         The Company was the defendant in an action whereby the plaintiff received a judgment by default for $151,143, which was included in accounts payable at December 31, 2001.


     C.  Employment Agreements


         The Company has entered into employment agreements with certain officers, expiring no later than 2004, which require the Company to pay minimum compensation in aggregate of approximately $600,000 per year. Compensation may be increased annually at the discretion of the Company's Board of Directors.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item is contained in our proxy statement related to our 2002 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this item is contained in our proxy statement related to our 2002 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in our proxy statement related to our 2002 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in our proxy statement related to our 2002 Annual Meeting of Stockholders, to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See "Index to Exhibits" set forth beginning on page E-1.

         (b) During the fourth quarter of 2001, we filed on October 11, 2001, a current report on Form 8-K to report change of control. On January 28, 2002, we filed a current report on Form 8-K to report the change in independent accountants and filed as amendment thereto on February 7, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2002.

                                                     LECSTAR CORPORATION



                                                     By:   /s/    W. DALE SMITH
                                                         -----------------------
                                                                  W. Dale Smith
                                                                   President

         In accordance with the Securities Exchange Act, this annual report on Form 10-KSB has been signed below by the following persons on behalf of LecStar Corporation and in the capacities and on the dates indicated.

         Signature                     Title                           Date

/s/WILLIAM S. WOULFIN    Director, Chairman of the Board and CEO  March 12, 2002
-----------------------
   William S. Woulfin    (Principal Executive Officer)

/s/W. DALE SMITH         Director, President                      March 12, 2002
-----------------------
   W. Dale Smith

/s/JOHN C. CANOUSE       Director                                 March 12, 2002
-----------------------
   John C. Canouse

/s/JAMES E. MALCOM       Vice President, Chief Financial Officer  March 12, 2002
-----------------------
   James E. Malcom       and Treasurer (Principal Financial
                         Officer)

/s/DONALD G. SANTAVICCA  Vice President, Chief Accounting         March 12, 2002
-----------------------
   Donald G. Santavicca  Officer, Controller and Assistant
                         Treasurer (Principal Accounting
                         Officer)

/s/WILLIAM C. SMITH      Secretary                                March 12, 2002
----------------------
   William C. Smith

                                  EXHIBIT INDEX

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-B which are not listed are not applicable.


             Exhibit
               No.                  Title
               2.1         ------   Agreement and Plan of Merger by and among Harvest Restaurant Group, Inc., a
                                    Texas corporation, Hartan, Inc., a Texas
                                    corporation and TRC Acquisition Corporation,
                                    a Georgia corporation, dated December 27,
                                    1998 incorporated by reference to exhibit
                                    2.1 to our Current Report on Form 8-K, filed
                                    on January 21, 1999.
               2.2         ------   Asset Purchase Agreement by and among Hartan, Inc., certain of its subsidiaries, and Restaurant Teams International, Inc., dated February 2, 2000 incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K, filed on February 25, 2000.
               2.3         ------   Agreement and Plan of Merger dated as of January 5, 2001, among Corzon, Inc.,
                                    LecStar Communications Corporation and LecStar Acquisition Corporation
                                    incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K as filed on February 5, 2001.
               3.1         ------   Articles of Incorporation, as amended incorporated by reference to exhibit 3.01 to our Registration Statement on Form SB-2/A, file No. 33-47856, as filed on
                                    November 14, 2000.
               3.2         ------   Resolution Establishing and Designating Series F Convertible Preferred Stock
                                    incorporated by reference to annex A of exhibit 2.1 to our Current Report on
                                    Form 8-K as filed on February 5, 2001.
               3.3         ------   Articles of Amendment to the Articles of Incorporation, as amended.
               3.4         ------   Bylaws incorporated by reference to exhibit 3.03 to our Registration Statement on Form SB-2, file No. 33-95796, declared effective on July 9, 1996.
               4.1         ------   Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital
                                    Corporation, dated October 22, 1996 incorporated by reference to exhibit 4.01 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.2         ------   Assumption Agreement, Consent and First Amendment to Loan Agreement, dated
                                    January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation incorporated by reference to exhibit 4.02 to our
                                    Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.3         ------   Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and
                                    Sirrom Capital Corporation incorporated by reference to exhibit 4.03 to our

* Filed herewith
#Management contracts or compensatory plans



                                    Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.4         ------   Amended and Restated Secured Promissory Note dated January 14, 1999, executed by Hartan, Inc. for the benefit of Sirrom Capital Corporation incorporated by reference to exhibit 4.04 to our Annual Report on Form 10-KSB as filed on March
                                    29, 1999.
               4.5         ------   Amended and Restated Stock Purchase Warrant, dated January 14, 1999 incorporated by reference to exhibit 4.05 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.6         ------   Second Amended to 11% Subordinated Debenture Due January 30, 1999 dated
                                    November 2, 1999, between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio incorporated by reference to exhibit 4.1 t6o our Quarterly Report on Form
                                    10-QSB as filed on November 17, 1999.
               4.7         ------   Stock Purchase Warrant dated November 2, 1999, between Tanner's Restaurant
                                    Group, Inc. and Ralph C. DiIorio incorporated by reference to exhibit 4.2 to our Quarterly Report on Form 10-QSB as filed on November 17, 1999.
               4.8         ------   Second Amendment to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due
                                    SECA VII, LLC incorporated by reference to exhibit 4.3 to our Quarterly Report on Form 10-QSB as filed on November 17, 1999.
               4.9         ------   Stock Purchase Warrant dated November 2, 1999, between Tanner's Restaurant
                                    Group, Inc. and SECA VV, LLC incorporated by reference to exhibit 4.4 to our
                                    Quarterly Report on Form 10-QSB as filed on November 17, 1999.
               4.10        ------   Form of Debenture incorporated by reference to Annex I to exhibit 10.1 to our
                                    Current Report on Form 8-K as filed on June 19, 2000.
               10.1        ------   Incentive Stock Option Plan incorporated by reference to our definitive
                                    Registration Statement on Form SB-2, file number 33-95796, declared effective on July 9, 1996.
               10.2        ------   TRC Acquisition Corporation 1996 Employee Stock Option Plan incorporated by reference to exhibit 10.02 to our Annual Report on Form 10-KSB as filed on
                                    March 29, 1999.
               10.3        ------   Proposed LecStar Corporation 2001 Stock Incentive Plan (to be voted upon by our shareholders at the 2001 Annual Meeting of Shareholders).
* Filed herewith
#Management contracts or compensatory plans



               10.4        ------   Form of Subscription Agreement for Series D Convertible Preferred Stock
                                    incorporated by reference to exhibit 10.06 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               10.5        ------   Form of Registration Rights Agreement for Series D Convertible Preferred Stock
                                    incorporated by reference to exhibit 10.07 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               10.6        ------   Form of Warrant Agreement for Series D Convertible Preferred Stock incorporated by reference to exhibit 10.08 to our Annual Report on Form 10-KSB as filed on
                                    March 29, 1999.
               10.7        ------   Letter Amendment dated January 12, 1999, among J.P. Carey, Inc. and Southridge
                                    Capital Management incorporated by reference to exhibit 10.09 to our Annual
                                    Report on Form 10-KSB as filed on March 29, 1999.
               10.8        ------   Letter Amendment dated January 13, 1999, among all subscribers of Series D
                                    Preferred Stock and Harvest Restaurant Group incorporated by reference to exhibit 10.10 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               10.9        ------   Subordinated Debenture dated January 30, 1998, among TRC Acquisition Corp. and
                                    Ralph C. DiIorio incorporated by reference to exhibit 10.13 to our Registration
                                    Statement on Form SB-2 as filed on May 7, 1999.
              10.10        ------   First Amendment to Subordinated Debenture dated January 30, 1999, among Harvest
                                    Restaurant Group, Inc. and Ralph C. DiIorio incorporated by reference to exhibit 10.13(a) to our Registration Statement on Form SB-2 as filed on May 7,
                                    1999.
              10.11        ------   Promissory Note dated March  31, 1998, executed by TRC Acquisition Corp. in favor of SECA VII, LLC incorporated by reference to exhibit 10.14 to our
                                    Registration Statement on Form SB-2 as filed on May 7, 1999.
              10.12        ------   First Amendment to Promissory Note dated January 30, 1999, among Hartan, Inc.
                                    and SECA VII, LLC -- incorporated by reference to exhibit 10.14(a) to our
                                    Registration Statement on Form SB-2 as filed on May 7, 1999.
              10.13        ------   Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition,
                                    Inc. and, for purposes of Section 5.2 of the Purchase and Sale Agreement,
                                    Tanner's Restaurant Group, Inc., and Pacific Ocean Restaurants, Inc., and
                                    Crabby Bob's Seafood, Inc. -- incorporated by reference to exhibit 10.15 to our
                                    Registration Statement on Form SB-2, file number 33-78111, as filed on July 26,
                                    1999.

* Filed herewith
#Management contracts or compensatory plans



              10.14        ------   Letter Agreement, dated April 6, 1999, by and between Pacific Ocean
                                    Restaurants, Inc. and Tanner's Restaurant Group -- incorporated by reference to exhibit 10.16 to our Registration Statement on Form SB-2, file number 33-78111, as filed on July 26, 1999.
              10.15        ------   Stock Purchase Agreement dated May 31, 2000, between Tanner's Restaurant Group,
                                    Inc. and DCI Telecommunications -- incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K as filed on June 19, 2000.
              10.16        ------   Securities Purchase Agreement dated June 7, 2000, among Tanner's Restaurant
                                    Group, Inc., Sherman L.L.C. and Triton Private Equities Fund, L.P. --
                                    incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K as filed on June 19, 2000.
              10.17        ------   Registration Rights Agreement dated June 7, 2000, among Tanner's Restaurant
                                    Group, Inc., Sherman L.L.C. and Triton Private Equities Fund, L.P. --
                                    incorporated by reference to Annex IV to exhibit 10.01 to our Current Report on
                                    Form 8-K as filed June 19, 2000.
              10.18        ------   Security Interest and Pledge Provisions dated June 7, 2000, acknowledged by
                                    Tanner's Restaurant Group, Inc. and Fone.com Limited -- incorporated by reference to Annex VI of Exhibit 10.1 of our Current Report on Form 8-K as
                                    filed on June 19, 2000.  Lease Agreement dated June 9, 2000, between John
                                    Broadcannon, LLC, as landlord, and Corzon, Inc., as tenant -- incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-QSB.
              10.19        ------   filed on August 28, 2000.
              10.20        ------   Master Service Agreement dated February 22, 2000, between Viatel UK, Ltd. and
                                    Fone.com, Ltd. -- incorporated by reference to exhibit 10.5 to our Quarterly
                                    Report on Form 10-QSB filed on August 28, 2000.
              10.21        ------   International Message Telephone Service Agreement dated January 14, 2000, between Pacific Gateway Exchange (UK) Limited and Fone.com, Ltd. --
                                    incorporated by reference to exhibit 10.6 to our Quarterly Report on Form
                                    10-QSB filed on August 28, 2000.
              10.22        ------   Letter Agreement by and between Tanner's Restaurant Group, Inc. and Strategic
                                    Services Group of Morrow & Co., Inc. dated August 14, 2000.
              10.22        ------   Stock Purchase Agreement by and between Corzon, Inc., Dharnesh Patel and The
                                    Simple Card Limited dated November 29, 2000 -- incorporated by reference to exhibit 2.2 to our Current Report on Form 8-K filed on January 8, 2001.


* Filed herewith
#Management contracts or compensatory plans



              10.23        ------   Settlement Agreement dated November 7, 2000, among Finova Mezzanine Capital,
                                    Inc., Hartan, Inc. and Corzon, Inc. -- incorporated by reference to exhibit
                                    10.7 to our Current Report on Form 8-K as filed on November 7, 2000.
              10.24        ------   Equity Line Financing Agreement dated as of January 25, 2001, between Corzon,
                                    Inc. and Pima Capital Management Limited -- incorporated by reference to exibit
                                    10.1 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.25        ------   Credit Agreement dated as of January 25, 2001, between Corzon, Inc. and Sherman
                                    LLC -- incorporated by reference to exhibit 10.2 to our Current Report on Form
                                    8-K as filed on February 5, 2001.
              10.26        ------   Guaranty dated as of January 25, 2001, executed by LecStar Communications
                                    Corporation and B4B Communications, Ltd. in favor of Sherman LLC --
                                    incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.27        ------   Security Agreement dated as of January 25, 2001, among Corzon, Inc., LecStar
                                    Communications Corporation, LecStar Datanet, Inc., LecStar Telecom, Inc., B4B
                                    Communications, Ltd. and Sherman LLC -- incorporated by reference to exhibit
                                    10.4 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.28        ------   8% Amended and Restated Secured Convertible Debenture Due January 25, 2003 dated as of January 25, 2001, executed by Corzon, Inc. in favor of Sherman LLC --
                                    incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.29        ------   Employment Agreement by and between Empire Technology Corporation and
                                    Reginald P. McFarland dated as of November 22, 1999.
              10.30        ------   Employment Agreement by and between Empire Technology Corporation and W. Dale
                                    Smith dated as of December 22, 1999.
              10.31        ------   Employment Agreement by and between Empire Technology Corporation and
                                    William S. Woulfin dated as of December 22, 1999.
              10.32        ------   Employment Agreement by and among Empire Technology Corporation, Empire Telecom
                                    Services, Inc. and Michael E. Britt, Jr. dated as of May 15, 2000.

* Filed herewith
#Management contracts or compensatory plans



              10.33        ------   Employment Agreement by and between Empire Technology Corporation and James D.
                                    Grenfell dated as of May 8, 2000.
              10.34        ------   Employment Agreement by and between Corzon, Inc. and Larry Shatsoff dated as of
                                    January 3, 2001.
             *#10.35       ------   Employment Agreement by and between LecStar Corporation and James E. Malcom dated as of November 6, 2001.
                21         ------   Subsidiaries.


* Filed herewith
#Management contracts or compensatory plans