Form 10QSB
period 2002-03-31
LECSTAR CORP
filed 2002-05-15
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.


                         Commission File Number 33-95796

                               LECSTAR CORPORATION
                      -------------------------------------
                 (Name of small business issuer in its charter)


            Texas                                      76-0406417
          --------                                      ---------
   (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

               4501 Circle 75 Parkway,
                 Building D-4210                                 30339-3025
                 Atlanta, Georgia                                 ________

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










            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes |X| No ___


            As of May 13, 2002, 132,414,134 shares of LecStar Corporation's common stock were outstanding.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS...........................................2

     Consolidated Balance Sheets as of March 31, 2002 and
     December 31, 2001.....................................................3

     Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.........................................4

     Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.........................................5

     Notes to Consolidated Financial Statements............................6



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION..............................................11


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS..............................................13

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS......................13

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES................................14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14

ITEM 5.     OTHER INFORMATION..............................................15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................15



SIGNATURES.................................................................16

                               LECSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEET



                                                   March 31,   December 31,
                                                     2002          2001
                                                  (Unaudited)    (Audited)

ASSETS
Current assets:
 Cash and cash equivalents                        $   11,359    $  55,193
 Accounts receivable, net of
  allowance for doubtful accounts
  of $62,465 and $55,826 respectively                590,426      548,417
 Prepaid expenses and other current assets           228,788      157,538
                                                   ----------   ----------
Total current assets                                 830,573      761,148

Long term investments                                250,000      250,000

Property and equipment:
 Furniture and fixtures                              326,241      326,241
 Network equipment                                 1,854,130    2,188,273
 Software                                            590,638      586,638
 Leasehold improvements                              125,189      125,189
                                                   ----------   ----------
                                                   2,896,198    3,226,341
Accumulated depreciation                          (1,233,187)  (1,133,397)
                                                   ----------   ----------
Net property and equipment                         1,663,011    2,092,944

Restricted cash                                       65,000       45,000
Other assets                                         521,174      357,953
                                                   ----------   ----------
Total assets                                      $3,329,758   $3,507,045
                                                   ==========   ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                 $2,962,812   $2,267,342
 Accrued expenses                                  2,613,342    2,387,330
 Unearned revenue                                    221,580      155,600
 Current portion of notes payable                    159,810       88,649
 Current portion of convertible debentures           160,000      180,000
 Current portion of capital lease obligations         40,608       51,535
 Capital lease obligations in default              1,139,489    1,139,489
                                                  ----------   ----------
Total current liabilities                          7,297,641    6,269,945
                                                  ----------   ----------

Long-term portion of notes payable                 2,974,076    2,940,487
                                                  ----------   ----------

Stockholders' deficit:
 Cumulative Preferred Stock
 issued and outstanding - 1,147,224 and
  1,147,249                                        1,147,224    1,147,249
 Common stock, $.01 par value; 500,000,000
  authorized; issued and outstanding -
  119,685,972 and 111,932,768                      1,196,860    1,119,328
 Deferred compensation                              (145,463)    (193,951)
 Additional paid-in capital                       41,606,970   40,362,532
 Net unrealized loss on securities                  (550,000)    (550,000)
 Accumulated deficit                             (50,197,550) (47,588,545)
                                                  ----------   ----------
Total stockholders' deficit                       (6,941,959)  (5,703,387)
                                                  ----------   ----------
Total liabilities and stockholders' deficit       $3,329,758   $3,507,045
                                                  ==========   ==========




                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION

                      CONSOLDIATED STATEMENTS OF OPERATIONS



                                                     Three Months Ended
                                                         March 31,

                                                 2002                  2001
                                             ------------          ------------
Revenues                                     $  1,689,999          $    886,332
                                              -----------          ------------

Operating expenses:
 Cost of services                               1,183,469               633,368
 Selling, general and administrative expenses   2,395,214             2,287,613
 Depreciation and amortization                    276,460             2,290,914
 Write-down of net property and equipment         205,960                  -
                                              -----------          ------------
Total operating expenses                        4,061,103             5,211,895

Loss from operations                           (2,371,104)           (4,325,563)

Other income (expense):
 Interest expense                                (232,396)             (321,823)
                                              -----------          ------------
Net loss                                       (2,603,500)           (4,647,386)
Preferred stock dividends                          (5,504)             (779,518)
                                              -----------          ------------

Net loss attributable to
 common stockholders                         $ (2,609,004)         $ (5,426,904)
                                              ===========          ============
Basic and diluted net loss
 per common share                            $      (0.03)          $     (0.81)
                                              ===========          ============

Weighted-average shares outstanding
 used in computing basic and diluted
 net loss per common share                    103,243,695             6,717,536
                                              ============          ============



                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended
                                                                                     March 31,

                                                                             2002                2001
                                                                          -----------        -----------

OPERATING ACTIVITIES


Net loss                                                                  $(2,603,500)       $(4,647,385)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                                               227,973            315,062
   Write-down of net property and equipment                                   205,960                  -
   Amortization of intangible assets                                                -          1,914,486
   Stock option compensation                                                  432,488             61,366
   Non-cash interest expense                                                   33,589             35,304
   Other non-cash items                                                             -            (16,591)
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (42,009)          (198,741)
     Accounts payable                                                         695,470            468,307
     Accrued expenses                                                         253,453            (32,894)
     Unearned revenue                                                          65,980             38,642
     Prepaid and other assets                                                (234,472)          (130,802)
                                                                         ------------        -----------
Net cash used in operating activities                                        (965,068)        (2,193,246)

INVESTING ACTIVITIES


Purchases of property and equipment                                            (4,000)          (330,479)
Increase in restricted cash                                                   (20,000)                 -
Cash acquired in Corzon merger                                                      -             81,357
                                                                         ------------        -----------
Net cash used in investing activities                                         (24,000)          (249,122)

FINANCING ACTIVITIES


Proceeds from borrowing                                                       100,000          2,699,737
Payment of current portion of long-term debt                                  (28,839)           (17,091)
Payment of capital lease obligations                                          (10,927)          (150,927)
Proceeds from the sale of warrants                                            885,000                  -
                                                                         ------------        -----------
Net cash provided by financing activities                                     945,234          2,531,719
                                                                         ------------        -----------
Increase (Decrease) in cash and cash equivalents                              (43,834)            89,351
Cash and cash equivalents at beginning of period                               55,193            145,674
                                                                         ------------        -----------
Cash and cash equivalents at end of period                               $     11,359        $   235,025
                                                                         ============        ===========

NON-CASH INVESTING AND FINANCING ACTIIVITIES


Issuance of common stock to convert debentures and interest              $     27,802        $        -
Issuance of common stock to convert preferred stock and dividends        $      5,529        $        -

Acquisition of Corzon:
         Liabilities assumed                                                                 $  7,149,501
         Assets acquired...                                                                  $    241,919
         Goodwill recorded.                                                                  $ 12,165,101



                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002



1.       Description Of Business And Basis of Financial Statements

         LecStar Communications Corporation ("LCC") is a Competitive Local Exchange Carrier (CLEC) which markets on a region-wide basis, a full scope of advanced telecommunications services that include local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and Internet services and network management.

         The Company had a working capital deficiency of approximately $6,467,000 for the quarterly period ended March 31, 2002, and recorded net losses of approximately $2,603,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive the additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated balance sheet at March 31, 2002, has been derived from the unaudited consolidated financial statements at that date. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other interim period. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001.


2.       Recent Accounting Pronouncements

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

         In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 supersedes APB 17, Intangible Assets, and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15,

         2001, with certain early adoption permitted. The Company adopted SFAS 142 for its first fiscal quarter of 2002.

         In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS 143 to have a material effect on the Company's consolidated financial statements.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on the Company's consolidated financial statements.


3.       Loss per share

         Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.


         The following table presents the calculation of basic and diluted net loss per common share:

                                                                    MARCH 31
                                                        --------------------------------
                                                           2002                  2001
                                                        -----------          -----------

         Net loss attributable to common stockholders  $ (2,609,004)       $ (5,426,904)
                                                        -----------          -----------
         Basic and diluted:
         Weighted-average shares used in
           computing basic and diluted net
           loss per common share                        103,243,695            6,717,536
                                                        ===========          ===========
         Basic and diluted net loss per
           common share                                $     (0.03)         $     (0.81)
                                                        ===========          ===========

         The Company has excluded all convertible preferred stock, warrants, and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 164,376,532 in 2002, and 39,215,736 in 2001.

         On March 30,2001 the Board of Directors of the Company approved a 1-for-60 reverse stock split of all issued and outstanding common stock of the Company. The outstanding stock and per share amounts reflect the stock split.

4.       Equity line and credit facilities

         The Company has entered into an equity line financing agreement whereby an institutional investor has committed to purchase up to $25,000,000 of the Company's common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company. As of March 31, 2002 no shares have been sold under the equity line.

         Additionally, the Company has entered into a credit agreement with Sherman LLC that will provide up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing the Company will issue to Sherman a warrant to purchase common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of the common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by accounts receivable and certain fixed and other assets of the Company, and those of significant subsidiaries, and accrue interest at the rate of 15% per year. As of March 31, 2002, $3,175,000 is outstanding under this facility and warrants to purchase 2,076,479 shares of our common stock at exercise prices ranging from $0.15 to $0.81 per share have been issued.


5.       Exchange Agreement

         On September 29, 2001 the Company entered into an Exchange Agreement with certain investors, whereby such investors exchanged Series D Convertible Preferred Stock owned by them and certain debt issued by the Company. This exchange of preferred stock, debt, and accrued dividends resulted in the issuance of 77,726,078 shares of the Company's common stock. Sherman LLC was issued 48,716,835 shares pursuant to the Exchange Agreement, becoming a 43.5% holder of the common stock then outstanding. The remaining 29,009,243 shares were issued to six other debenture or preferred stock holders. Before the execution of the Exchange Agreement, Dominion Capital Fund Limited was the Company's single largest shareholder, being the beneficial owner of 6,767,009 shares of common stock. Such ownership represented approximately 20.1% of the then-outstanding common stock of the Company.


         As a result of this exchange, the Company recognized $4,191,160 of non-cash interest expense, which represents the value of premium shares given to Sherman LLC as part of this transaction. The Exchange Agreement contains a provision whereby the holders shall return 10% of their shares issued under the Exchange Agreement, if within 18 months the closing price of the Company's common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the stock is listed remains at or above $3.00 per share for 50 consecutive trading days. An additional 5% of the shares issued under the Exchange Agreement shall be returned if the closing price remains at or above $4.00 per share for 50 consecutive trading days. As a result of this contingency, the Company has excluded 11,594,366 shares of common stock from the denominator in computing basic and diluted earnings per share.


6.       Stockholders' Deficit

                  Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"). Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $0.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share. At March 31, 2002 dividends in arrears on this preferred stock totaled $2,081,341. The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock. At March 31, 2002, 446,410 shares of Series A Preferred Stock are outstanding.


                 Series D Preferred Stock: The Company has designated 10,534 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series D Redeemable Convertible Preferred Stock ("Series D Preferred Stock"). The original issue price of the Series D Preferred Stock was $1,000 per share. Dividends on the Series D Preferred Stock accrue at an annual rate of 7% of the original issue price, or $70 per share, and are payable in cash or common stock, as determined by the holders, only at the time of conversion of such shares. Dividends are cumulative from the date of issue. Unless full cumulative dividends have been or are contemporaneously paid on the Series D Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase, or otherwise acquire common stock, nor may it make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series D Preferred Stock.


                  The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion. Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock. The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. At March 31, 2002, 2,101 shares of Series D Preferred Stock are outstanding, with related dividends in arrears of $264,093.


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


                  The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days. Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment. The Series E Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock and Series D Preferred Stock. The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. During year 2001, 45,788 shares of Series E Preferred Stock were converted to common stock. At March 31, 2002, 698,713 shares of Series E Preferred Stock are outstanding, with related dividends in arrears of $1,787,555.


7.       Reclassifications

         Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


8.       Subsequent Events

         On April 01, 2002 the Company entered into a migration agreement with Nuvox Communications, Inc. to solicit their residential customer base for the right to receive LecStar's service in nine Southeast states. On April 18, 2002, the Company filed a report on Form 8-K in reference to this event.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included in this Form 10-QSB. This quarterly report of Form 10-QSB contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. These forward-looking statements include all statements that are not statements of historical fact. You can identify these statements by our use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or their negatives or cognates. Some of these statements include discussions regarding future business strategy and our ability to generate revenue, income, and cash flow. We wish caution to the reader that all forward-looking statements contained in this Form 10-QSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Some factors that could affect our results include those that we discuss in this section as well as elsewhere in this Form 10-QSB.

         Readers are cautioned not to place reliance on any forward-looking statements contained in this prospectus. We will not update these forward-looking statements unless the securities laws require us to do so.

Results of Operations

Three Months Ended March 31, 2002 Compared with March 31, 2001

         Total net revenues increased 91% to $1,689,999 in 2002 from $886,332 in 2001. The increase was driven primarily by incremental line count growth and market penetration in both residential and business local and long distance service segments throughout 2001 and the first quarter of 2002. This growth was furthered by territorial expansion through additional utility partnerships and development of outside sales agent programs. The Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, Internet, and integrated services presence in the competitive marketplace.

         Cost of sales as a percentage of revenues were 70% or $1,183,469 in the first quarter of 2002 compared to 71% or $633,368 for 2001. Management believes that this will continue to improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs we incur in delivering services to our customers. As a result of this process, we seek to identify more cost-efficient procedures for delivering our services or may decide to discontinue offering of some products.

         Selling, general and administrative expenses were $2,395,214 for the quarter ended March 31, 2002 compared to $2,287,613 for the corresponding period in 2001. Expenses include salaries and related personnel costs, legal and professional services, facilities expenses, and sales and marketing costs. Costs increased primarily due to $384,000 of non-cash stock compensation for professional services during the first quarter of 2002, offset by a decrease in salaries and wages expenses between the comparative quarters of $279,577.

         Depreciation and amortization expense decreased to $276,460 in 2002 down from $2,290,914 in 2002, primarily due to discontinued amortization of goodwill, subsequent to recording intangibles impairment of $4,651,334 in the fourth quarter of 2001.

         Interest expense for the quarter ended March 31, 2002 was $232,396 of which $33,589 was non-cash interest related to warrants and debt that was converted to common stock, and $198,807 was related to borrowings under credit facilities, other notes, and capital leases. Interest expense for the quarter ended March 31, 2001 was $321,823 of which $35,304 was non-cash interest related to warrants and debt that was converted to common stock, and $286,519 was related to borrowings under credit facilities, other notes, and capital leases.

Liquidity and Capital Resources

         We have incurred operating losses since our inception and as of March 31, 2001, we had an accumulated deficit of $(50,197,550) and a working capital deficit of $(6,467,070).

         LecStar has a credit agreement with Sherman LLC that provides us with up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and certain fixed and other assets, and those of each of our significant subsidiaries, and accrue interest at the rate of 15% per year. At March 31, 2001, the Company was in compliance with all covenants of credit agreement or had received appropriate waivers.

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

         Our cash and cash equivalents decreased $43,834 during the first quarter of 2002. The principal source of funds consisted of $885,000 received in proceeds from the sale of 5,166,500 common stock warrants, which are included in the total calculation of outstanding shares. The primary use of funds was cash used in operations of $965,068.

         We have not paid dividends on the Series A preferred stock since June 1998 and we are currently analyzing our alternatives for addressing these arrearages totaling $2,081,341. At March 31, 2002, we were in default on $1,139,489 of lease obligations. Default under lease obligations could have a materially adverse impact on our business.



                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         The Company is a defendant in the action McIntosh & Associates, Inc. v. LecStar Corporation filed in the district county of Dallas County, Texas. The Plaintiff alleges breach of contract and is seeking $151,143.18 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees. On February 8, 2002, the Plaintiff received a final judgment by default.

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

         We are not currently a party to any other material legal proceeding other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2002, we sold warrants to purchase a total of 5,166,600 shares of common stock to certain existing shareholders (Sovereign Partners, Atlantis Capital Fund, Ltd., Dominion Capital, and Sherman
LLC), and received $885,000 in cash proceeds. These warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders was held in Atlanta, Georgia on May 13, 2002. Proxies for the meeting were solicited under Regulation 14A. The matters that were submitted to a vote of shareholders were (a) the election of three directors, each for a term of one year, (b) the approval of a reverse common stock split proposal, and (c) the ratification of the appointment of Feldman, Sherb & Co., P.C. as our independent accountants for our fiscal year ending December 31, 2002. A total of 59,746,152 votes were received, representing 52.3% of the entitled vote.

         William S. Woulfin was elected as a director of the Company. The vote was as follows:

                  For                       Against                    Abstain
                  ---                       -------                    -------

               59,746,152                      0                         0

         W. Dale Smith was elected as a director of the Company. The vote was as follows:

                  For                       Against                    Abstain
                  ---                       -------                    -------

             59,746,152                        0                          0

         John C. Canouse was elected as a director of the Company. The vote was as follows:

                  For                       Against                    Abstain
                  ---                       -------                    -------

             59,746,152                        0                          0

         The shareholders also approved a reverse common stock split proposal:

                   For                       Against                    Abstain
                  ---                       -------                    -------

             59,746,152                        0                          0

         Lastly, shareholders ratified the appointment of Feldman, Sherb & Co., P.C. as our independent accountants for the fiscal year ending December 31, 2002.

                  For                       Against                    Abstain
                  ---                       -------                    -------
             59,746,152                        0                          0

ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         On January 28, 2002, we filed a current report on Form 8-K to report the change in independent accountants and filed an amendment thereto on February 7, 2002.

         On April 18, 2002, we filed a current report on Form 8-K to report agreement with Nuvox Communications, Inc. to solicit their residential customer base for the right to receive LecStar's telephone service.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

                                                     LECSTAR CORPORATION



                                                     By: /s/    W. DALE SMITH
                                                         -----------------------
                                                                W. Dale Smith
                                                                President

                                                     By: /s/    JAMES E. MALCOM
                                                         -----------------------
                                                                James E. Malcom
                                                         Chief Financial Officer