Form 10QSB
period 2002-06-30
LECSTAR CORP
filed 2002-08-15
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002

                                       OR

[ ]Transition report pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934. For the transition period from ________ to ________.


                         Commission File Number 33-95796

                               LECSTAR CORPORATION
                      -------------------------------------

                 (Name of small business issuer in its charter)


           Texas                                       76-0406417
          --------                                     ----------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

        4501 Circle 75 Parkway,
          Building D-4210                               30339-3025
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


                        As of August 14, 2002, 132,491,988 shares of LecStar Corporation's common stock were outstanding.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.............................................2

     Consolidated Balance Sheets as of June 30, 2002 and
     December 31, 2001.......................................................3

     Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001.............................4

     Consolidated Statements of Cash Flows for the six months
     ended June 30, 2002 and 2001............................................5

     Notes to Consolidated Financial Statements..............................6



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION................................................10


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS................................................14

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS........................14

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..................................15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15

ITEM 5.     OTHER INFORMATION................................................16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.................................16



SIGNATURES...................................................................17

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

The following financial statements are furnished:

1.       Consolidated Balance Sheets as of June 30, 2002 and
              December 31, 2001.

2.       Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001.

3.       Consolidated Statements of Cash Flows for the six months
              ended June 30, 2002 and 2001.

4.       Notes to Consolidated Financial Statements

                               LECSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                 June 30,    December 31,
                                                   2002          2001
                                                (Unaudited)    (Audited)

ASSETS
Current assets:
 Cash and cash equivalents                       $  167,919    $  55,193
 Accounts receivable, net of allowance for
  doubtful accounts
  of $52,560 and $55,826 respectively               998,150      548,417
 Prepaid expenses and other current assets          308,551      157,538
                                                  ----------   ----------
Total current assets                              1,474,620      761,148

Long term investments                               250,000      250,000

Property and equipment:
 Furniture and fixtures                             326,241      326,241
 Network equipment                                1,863,927    2,188,273
 Software                                           592,133      586,638
 Leasehold improvements                             125,189      125,189
                                                  ----------   ----------
                                                  2,907,490    3,226,341

 Accumulated depreciation                        (1,441,502)  (1,133,397)
                                                 ----------   ----------
Net property and equipment                        1,465,988    2,092,944

Restricted cash                                     115,000       45,000
Other assets                                        717,807      357,953
                                                 ----------   ----------

Total assets                                     $4,023,415   $3,507,045
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                $3,198,733   $2,267,342
 Accrued expenses                                 4,307,177    2,387,330
 Unearned revenue                                   408,425      155,600
 Current portion of notes payable                 3,968,696       88,649
 Current portion of convertible debentures          160,000      180,000
 Current portion of capital lease obligations        29,299       51,535
 Capital lease obligations in default             1,139,489    1,139,489
                                                 -----------   ----------
Total current liabilities                        13,211,819    6,269,945
                                                 -----------   ----------

Long-term portion of notes payable                     -       2,940,487
                                                  ----------   ----------

Stockholders' deficit:
 Cumulative Preferred Stock
  Issued and outstanding - 1,146,823 and
  1,147,249                                       1,146,823    1,147,249
 Common stock, $.01 par value; 500,000,000
  authorized; Issued and outstanding
   - 130,695,170 and 111,932,768                  1,306,952    1,119,328
 Deferred compensation                              (96,976)    (193,951)
 Additional paid-in capital                      42,912,759   40,362,532
 Net unrealized loss on securities                 (550,000)    (550,000)
 Accumulated deficit                            (53,907,962) (47,588,545)
                                                 ----------   ----------
Total stockholders' deficit                      (9,188,404)  (5,703,387)
                                                 ----------   ----------
Total liabilities and stockholders'
 deficit                                         $4,023,415   $3,507,045
                                                 ==========   ==========




                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION

                      CONSOLDIATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,

                                                     2002           2001              2002           2001
                                                 ------------   ------------      ------------   ------------

Revenues                                         $  1,967,964   $  1,218,613      $  3,553,308   $  2,072,162
                                                 ------------   ------------      ------------   ------------

Operating expenses:
   Cost of services                                 1,268,899        604,234         2,244,602      1,067,050
   Provisioning costs                                 250,303        146,782           353,415        284,551
   Selling, general and administrative expenses     2,286,319      2,841,111         4,681,532      5,128,725
   Depreciation and amortization                      275,290      2,292,308           551,750      4,583,222
   Write-down of net property and equipment                 -         44,222           205,960         44,222
                                                 ------------   ------------      ------------   ------------
Total operating expenses                            4,080,811      5,928,657         8,037,259     11,107,770

Loss from operations                               (2,112,847)    (4,710,044)       (4,483,951)    (9,035,608)

Other income (expense):
   Interest expense                                  (566,349)      (503,072)         (798,745)      (824,895)
                                                 ------------   ------------      ------------   ------------
Net loss                                           (2,679,196)    (5,213,116)       (5,282,696)    (9,860,503)
Preferred stock dividends                          (1,031,216)      (465,888)       (1,036,720)    (1,245,406)
                                                 ------------   ------------      ------------   ------------

Net loss attributable to common stockholders     $ (3,710,412)  $ (5,679,004)     $ (6,319,416)  $(11,105,909)
                                                 ============   ============      ============   ============
Basic and diluted net loss per common share      $      (0.03)  $      (0.17)     $      (0.06)  $      (0.55)
                                                 ============   ============      ============   ============

Weighted-average shares outstanding used in
   computing basic and diluted net loss per
   common share                                   114,707,341     33,683,740       108,670,580     20,275,131
                                                 ============   ============      ============   ============



                 See notes to consolidated financial statements.

                              LECSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,

                                                                             2002                2001
                                                                          -----------        -----------

OPERATING ACTIVITIES

Net loss                                                                  $(5,282,696)       $(9,860,503)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                              442,109          4,460,490
   Write-down of net property and equipment                                   205,960             44,222
   Stock compensation                                                         480,975            122,732
   Non-cash interest expense                                                  504,509            215,701
   Other non-cash items                                                             -             10,182
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (449,733)          (358,114)
     Prepaid and other assets                                                (529,356)           (95,881)
     Accounts payable                                                         931,391            732,617
     Accrued expenses                                                       1,965,890            925,630
     Unearned revenue                                                         252,825            101,480
                                                                         ------------        -----------
Net cash used in operating activities                                      (1,478,126)        (3,701,444)

INVESTING ACTIVITIES


Purchases of property and equipment                                           (15,292)          (481,613)
Increase in restricted cash                                                   (70,000)                 -
Cash acquired in Corzon merger                                                      -             81,357
                                                                         ------------        -----------
Net cash used in investing activities                                         (85,292)          (400,256)

FINANCING ACTIVITIES


Proceeds from borrowing                                                       895,000          4,399,722
Payment of current portion of long-term debt                                  (38,649)           (94,027)
Payment of capital lease obligations                                          (22,236)          (268,515)
Proceeds from the sale of stock                                                91,460                  -
Proceeds from the sale of warrants                                            750,569                  -
                                                                         ------------        -----------
Net cash provided by financing activities                                   1,676,144          4,037,180
                                                                         ------------        -----------
Increase (Decrease) in cash and cash equivalents                              112,726            (64,520)
Cash and cash equivalents at beginning of period                               55,193            145,674
                                                                         ------------        -----------
Cash and cash equivalents at end of period                               $    167,919        $    81,154
                                                                         ============        ===========

NON-CASH INVESTING AND FINANCING ACTIIVITIES


Issuance of common stock to convert debentures and interest              $     27,802        $         -
Issuance of common stock to convert preferred stock and dividends        $  1,037,529        $         -


Acquisition of Corzon:
         Liabilities assumed                                             $          -        $  7,149,501
         Assets acquired...                                              $          -        $    241,919
         Goodwill recorded.                                              $          -        $ 12,165,101




                 See notes to consolidated financial statements.

                               LECSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002



1.       Description Of Business And Basis of Financial Statements

         LecStar Corporation (the "Company") is a Competitive Local Exchange Carrier (CLEC) which markets on a region-wide basis, a full scope of advanced telecommunications services that include local access dial tone, national and international long distance, enhanced subscriber services, high-speed data and internet services and network management.

         The Company had a working capital deficiency at June 30, 2002 of approximately $11,737,000, and recorded net losses for the first six months of 2002 of approximately $5,283,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated balance sheet at June 30, 2002, has been derived from the unaudited consolidated financial statements at that date. Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other interim period. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001.


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


         The following table presents the calculation of basic and diluted net loss per common share:

                                 Three Months Ended          Six Months Ended
                                      June 30                     June 30
                                 ---------------------   ----------------------
                                  2002         2001         2002         2001
                                ---------     ---------   ---------    ---------

Net loss attributable to
 common stockholders           $(3,710,412)  $(5,679,004)  $(6,319,416) $(11,105,909)
                                 ---------     ---------     ---------    ----------
Basic and diluted:
 Weighted-average shares
 used in computing basic
 and diluted net loss per
 common share                 114,707,341     33,683,740   108,670,580    20,275,131
                              ==========      ==========   ===========    ==========

Basic and diluted net loss per
common share                  $  (0.03)       $  (0.17)     $  (0.06)     $  (0.55)
                              ==========     ==========      ==========   ==========


         The Company has excluded all convertible preferred stock, warrants, and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 278,301,404 in 2002, and 40,150,068 in 2001.


4.       Equity line and credit facilities

         The Company has entered into an equity line financing agreement whereby an institutional investor has committed to purchase up to $25,000,000 of the Company's common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company. As of June 30, 2002 no shares have been sold under the equity line. Additionally, the Company has entered into a credit agreement with Sherman LLC that will provide up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing the Company will issue to Sherman a warrant to purchase common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of the common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by accounts receivable and certain fixed and other assets of the Company, and those of significant subsidiaries, and accrue interest at the rate of 15% per year. During the six months ended June 30, 2002, the Company borrowed $295,000 pursuant to this credit agreement. As of June 30, 2002, $3,470,000 is outstanding under this facility and warrants to purchase 2,359,803 shares of our common stock at exercise prices ranging from $0.06 to $0.81 per share have been issued. Additionally, as of June 30, 2002, the Company did not meet conditions to borrow additional funds under the credit agreement.


5.       Notes Payable

         For the six months ended June 30, 2002, the Company borrowed $600,000 pursuant to secured notes payable maturing no later than January 31, 2003 and bearing interest ranging from 4 percent to 5 percent. These notes are secured either by certain assets of the Company or LecStar common stock held by investors of the Company.


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


7.       Stockholders' Deficit

                  Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"). Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $0.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share. At June 30, 2002 dividends in arrears on this preferred stock totaled $2,215,264. The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock. At June 30, 2002, 446,410 shares of Series A Preferred Stock are outstanding.


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


                  The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion. Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock. The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. During the six months ended June 30, 2002, 426 shares of Series D Preferred Stock were converted to common stock. At June 30, 2002, 1,700 shares of Series D Preferred Stock are outstanding, with related dividends in arrears of $197,410.


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


                  The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days. Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment. The Series E Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock and Series D Preferred Stock. The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. At June 30, 2002, 698,713 shares of Series E Preferred Stock are outstanding, with related dividends in arrears of $1,927,297.


                  During the six month period ended June 30, 2002, the Company issued 1,800,000 shares of its common stock, with a fair market value of $384,000, to its advisors in exchange for professional and advisory services.

8.       Customer Migration

         On April 1, 2002, the Company entered into a migration agreement with Nuvox Communications, Inc. to solicit their residential customer base for the right to receive LecStar's service in nine Southeast states. This agreement requires the Company to pay a fee to Nuvox over a nine-month period totaling approximately $220,000. The Company has included this obligation in accrued expenses and has recorded a corresponding asset, which is included in Other Assets. The asset is being amortized over the estimated life of the customer base, not to exceed 24 months.


9.       Reclassifications

         Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


10.      Commitments and Contingencies

         Legal - The Company is a party to numbers of lawsuits arising out of the normal conduct of its business. While there can be no assurance as to their ultimate outcome, there exists the possibility that these lawsuits could have a material adverse effect on the Company's financial condition, operating results, or cash flows.

         Pledged assets - The Company has pledged $350,000 of customer accounts receivable to a significant vendor to secure payment for services to be rendered.




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

Results of Operations

Three Months Ended June 30, 2002 Compared with June 30, 2001

         Total net revenues increased 61% to $1,967,964 in 2002 from $1,218,613 in 2001. The increase was driven primarily by incremental line count growth and market penetration in both residential and business local and long distance service segments through additional utility partnerships and the development of outside sales agent programs. This growth was furthered through customer migration subsequent to the agreement we entered with Nuvox Communications, Inc. in April 2002. The Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, internet, and integrated services presence in the competitive marketplace.

         Cost of services as a percentage of revenues was 64% or $1,268,899 in the second quarter of 2002 compared to 50% or $604,234 for 2001. The decrease in gross profit margin is primarily the result of a significant product mix shift from prepaid to a post-paid residential service base. Management believes that profit margin will improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs we incur in delivering services to our customers. As a result of this process, we seek to identify more cost-efficient procedures for delivering our services, up-sell products to existing customers, or may decide to discontinue offering some products.

         Provisioning costs as a percentage of revenues were 13% or $250,303 for the three-month period ended June 30, 2002 compared to 12% or $146,782 for 2001. These costs include amounts paid for provisioning new customers and making changes to existing customer accounts, and are paid to telecommunication carriers based on our interconnection agreements. For the three month period ended June 30, 2002, approximately $85,000 of these costs related to recent customer migration under the agreement with Nuvox Communications, Inc. The Company recognizes these costs of customer provisioning as period cost, rather than capitalizing these costs and expensing them over the expected customer life.

         Selling, general and administrative expenses were $2,286,319 for the quarter ended June 30, 2002 compared to $2,841,111 for the corresponding period in 2001. Expenses include salaries and related personnel costs, legal and professional services, facilities expenses, and sales and marketing costs. Costs decreased primarily due to reductions in legal and professional services of $289,206 and salaries and wages expenses of $261,686 between comparable quarters. In addition, bad debt expense for the 2002 quarter decreased by $109,175 compared to 2001.

         Depreciation and amortization expense decreased to $275,290 in 2002 down from $2,292,308 in 2002, primarily due to discontinued amortization of goodwill, subsequent to recording intangibles impairment of $4,651,334 in the fourth quarter of 2001.

         Interest expense for the quarter ended June 30, 2002 was $566,349 of which $470,920 was non-cash interest related to the issuance of warrants and the conversion of debt to common stock, and $95,429 was related to borrowings under credit facilities, other notes, and capital leases. Interest expense for the quarter ended June 30, 2001 was $503,072 of which $180,397 was non-cash interest related to the issuance of warrants and the conversion of debt to common stock, and $322,675 was related to borrowings under credit facilities, other notes, and capital leases.

Six Months Ended June 30, 2002 Compared with June 30, 2001

         Total net revenues increased 71% to $3,553,308 in 2002 from $2,072,162 in 2001. The increase was driven primarily by incremental line count growth and market penetration in both residential and business local and long distance service segments through additional utility partnerships and the development of outside sales agent programs. This growth was furthered through customer migration subsequent to the agreement we entered with Nuvox Communications, Inc. in April 2002. The Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, internet, and integrated services presence in the competitive marketplace.

         Cost of services as a percentage of revenues was 63% or $2,244,602 in the first half of 2002 compared to 51% or $1,067,050 for 2001. The decrease in gross profit margin is primarily the result of a significant product mix shift from prepaid to a post-paid residential service base. Management believes that profit margin will improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs we incur in delivering services to our customers. As a result of this process, we seek to identify more cost-efficient procedures for delivering our services, up-sell products to existing customers, or may decide to discontinue offering some products.

         Provisioning costs as a percentage of revenues were 10% or $353,415 for the six-month period ended June 30, 2002 compared to 14% or $284,551 for 2001. These costs include amounts paid for provisioning new customers and making changes to existing customer accounts, and are paid to telecommunication carriers based on our interconnection agreements. For the six month period ended June 30, 2002, approximately $85,000 of these costs related to recent customer migration under the agreement with Nuvox Communications, Inc. The Company recognizes these costs of customer provisioning as period cost, rather than capitalizing these costs and expensing them over the expected customer life.

         Selling, general and administrative expenses were $4,681,532 for the six months ended June 30, 2002 compared to $5,128,725 for the corresponding period in 2001. Expenses include salaries and related personnel costs, legal and professional services, facilities expenses, and sales and marketing costs. Costs decreased between comparable quarters primarily due to reductions in salaries and wages expenses of $543,028 and legal and professional services of $263,946, offset by an increase in stock compensation of $358,243.

         Depreciation and amortization expense decreased to $551,750 in 2002 down from $4,583,222 in 2002, primarily due to discontinued amortization of goodwill, subsequent to recording intangibles impairment of $4,651,334 in the fourth quarter of 2001. In 2002, the Company recorded a write-down of net property and equipment of $205,960.

         Interest expense for the six months ended June 30, 2002 was $798,745 of which $504,509 was non-cash interest related to the issuance of warrants and the conversion of debt to common stock, and $294,236 was related to borrowings under credit facilities, other notes, and capital leases. Interest expense for the comparable period ended June 30, 2001 was $824,895 of which $215,701 was non-cash interest related to the issuance of warrants and the conversion of debt to common stock, and $609,194 was related to borrowings under credit facilities, other notes, and capital leases.

Liquidity and Capital Resources

         We have incurred operating losses since our inception and as of June 30, 2002, we had an accumulated deficit of $(53,907,962) and a working capital deficit of $(11,737,199).

         LecStar has a credit agreement with Sherman LLC that provides us with up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and certain fixed and other assets, and those of each of our significant subsidiaries, and accrue interest at the rate of 15% per year. At June 30, 2002, the Company was in compliance with all covenants of this credit agreement or had received appropriate waivers; however, the Company did not meet the conditions for additional borrowings under this facility. The Company is negotiating with Sherman LLC to restructure this agreement.

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

         Our cash and cash equivalents increased $112,726 during the first two quarters of 2002. The principal sources of funds consisted of $895,000 in borrowings, and $750,569 received in proceeds from the sale of 7,000,000 common stock warrants, which are included in the total calculation of outstanding shares. The primary use of funds was cash used in operations of $1,478,126.

         We have not paid dividends on the Series A preferred stock since June 1998 and we are currently analyzing our alternatives for addressing these arrearages totaling $2,215,264. At June 30, 2002, we were in default on $1,139,489 of lease obligations. Default under lease obligations could have a materially adverse impact on our business.



                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         The Company is a defendant in the action McIntosh & Associates, Inc. v. LecStar Corporation filed in the district county of Dallas County, Texas. The Plaintiff alleges breach of contract and is seeking $151,143.18 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees. On February 8, 2002, the Plaintiff received a final judgment by default for the amount of its claim.

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



ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the six months ended June 30, 2002, we sold warrants to purchase a total of 7,000,000 shares of common stock to certain existing shareholders (Sovereign Partners, Atlantis Capital Fund, Ltd., Dominion Capital, and Sherman
LLC), and received $750,569 in cash proceeds. In addition, the Company sold 2,292,500 shares of common stock and received $91,460 in cash proceeds. These warrants and common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2002, the Company had not met the conditions for additional borrowing as required by the credit agreement with Sherman LLC. The Company is negotiating with Sherman LLC to restructure this agreement. Inability to draw funds under the credit agreement could result in a material adverse effect on our business, financial condition, and results of operation.

         We have not paid dividends on the Series A Preferred Stock since June 1998 and we are currently analyzing our alternatives for addressing these arrearages totaling $2,215,264.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders was held in Atlanta, Georgia on May 13, 2002. Proxies for the meeting were solicited under Regulation 14A. The matters that were submitted to a vote of shareholders were (a) the election of three directors, each for a term of one year, (b) the approval of a reverse common stock split proposal, and (c) the ratification of the appointment of Sherb & Co., LLP as our independent accountants for our fiscal year ending December 31, 2002. A total of 59,746,152 votes were received, representing 52.3% of the entitled vote.



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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

                                                     LECSTAR CORPORATION



                                                  By:/s/    W. DALE SMITH
                                                         ------------------
                                                            W. Dale Smith
                                                            President

                                                  By:/s/    JAMES E. MALCOM
                                                         -------------------
                                                            James E. Malcom
                                                         Chief Financial Officer