Form 10KSB/A
period 2001-12-31
LECSTAR CORP
filed 2002-10-23
CIK 949485

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




         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB |X|.

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

Results of Operations

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Total net revenues increased 168% to $4,950,006 in 2001 from $1,847,988 in 2000. The increase was driven through access line growth in traditional residential and business local and long distance services in 2001. This expansion was facilitated by the launch of joint marketing programs in certain markets in Georgia and North Carolina with various utility partners. In prior years and most of 2000, revenues had been derived primarily from residential prepaid services. While residential services dominate the current product mix, the Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, continuing to expand geographically, and developing its data, internet, and integrated services presence in the competitive marketplace.

     Cost of sales as a percentage of revenues was 64% or $3,172,017 in 2001 compared to 86% or $1,588,892 for 2000. The principal expenses associated with providing our services are the leasing of network components from Bellsouth, the incumbent telephone company in our current target markets. Other primary costs include long distance services purchased from inter-exchange carriers. Costs can vary greatly, depending on product complexity, regionalized costing according to our interconnection agreement with Bellsouth, and by type and method of provisioning. Management believes that gross margin will improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs that we incur in delivering services to our customers. As a result of this process, we continually seek to identify more cost-efficient procedures for delivering our services or may decide to discontinue offering some products.

     Selling, general and administrative expenses were $10,295,309 for the year ended December 31, 2001 compared to $7,217,521 for the corresponding period in 2000. Expenses include such items as salaries and related personnel costs, legal and professional services, facilities expenses, rent, utilities, and sales and marketing costs. The overall increase in 2001 was driven primarily by incremental personnel costs of $1,486,947 and by a $1,196,425 increase in legal and professional fees associated with the merger. Bad debt increased $542,950 in 2001 due to the shift in product mix from primarily prepaid to primarily postpaid operations. Other costs contributing significantly to the increase were those associated with the expansion of services throughout target markets.

     Depreciation and amortization expense increased to $8,589,274 in 2001 from $1,297,721 in 2001, primarily due to amortization of goodwill related to the merger of $6,079,727, and additional depreciation associated with placement in service of additional telecommunications network assets and related equipment. In 2001, the Company recorded a write-down of net property and equipment of $679,295. The Company also recorded intangibles impairment of $4,651,334 to goodwill relating to the merger during 2001.

     Interest expense for the year ended December 31, 2001 was $7,470,623 of which $6,915,351 was non-cash interest related to the issuance of warrants and debt that was converted to common stock, and $561,472 was related to unconverted borrowings under credit facilities, other notes, and capital leases. Interest expense for the year ended December 31, 2000 was $5,412,773 of which $4,848,678 was non-cash interest related to the issuance of warrants and debt that was converted to common stock, and $564,095 was related to unconverted borrowings under credit facilities, other notes, and capital leases.

     Net loss for 2001 was $(29,907,846) compared to a net loss of $(13,662,141) in 2000.


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

                               LECSTAR CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Preferred                        Common                    Additional
                                        Stock         Preferred          Stock        Common        Paid-in
                                        Shares        Stock              Shares       Stock         Capital
                                       -----------   -----------     ------------   ----------    ------------
Balances at December 31, 1999        1,200,049       $ 1,200,049          237,730    $   2,377    $(3,049,348)
  Conversion of Series D
    Preferred Stock                      (305)              (305)         214,894        2,149         (1,844)
  Common stock issued for
    acquisition of
    B4B Communications, Ltd.                 -             -              666,667        6,667     (5,084,150)
  Beneficial conversion
    feature on
    convertible debentures                   -             -                    -            -       1,517,884
  Common stock issued for
    Services                                 -             -               42,500          425         158,950
  Issuance of Series D
    preferred Stock for
    legal settlement                     1,700         1,700                    -            -       1,698,300
  Exercise of warrants                       -             -               12,606          126          11,673
  Issuance of common stock
    for legal settlement                     -             -               76,010          760         188,740
  Common stock issued for
    Acquisition of
    Simple Card, Ltd.                        -             -              208,333        2,083         573,009
  Amortization of deferred
    compensation                             -             -                    -            -               -
Net loss                                     -             -                    -            -               -
                                         -----       --------         ------------    ---------     -----------
Balances at December 31, 2000        1,201,444    $ 1,201,444           1,458,740     $ 14,587    $ (3,986,786)

Common stock issued for
   acquisition of
   LecStar                                   -             -           32,225,000      322,250      26,919,854
Amortization of deferred
   compensation                              -             -                    -            -               -
Beneficial conversion feature
   on convertible note                       -             -                    -            -         100,000
Preferred Series D and dividends
   converted to common stock            (8,368)       (8,368)          28,578,938      285,790       1,265,980
Debenture and interest
  converted to common stock                  -             -           16,360,317      163,603       5,191,429
Notes and interest converted
   to common stock                           -             -           32,386,823      323,868       8,392,524
Issuance of common stock                     -             -              425,000        4,250         127,000
Preferred Series D and dividends
   converted to common                     (40)          (40)             196,474        1,965           5,837
Preferred Series E and dividends
   converted to common                 (45,787)      (45,787)             188,444        1,885         148,833
Warrants repriced
   after conversion                          -             -                    -            -       1,370,859
Debentures and interest
   converted to common stock                 -             -              113,032        1,130          24,592
Net unrealized loss on
securities                                   -             -                    -            -               -
Issuance of warrants in
   connection with credit line               -             -                    -            -         802,410
Net loss                                     -             -                    -            -               -
                                     ---------    -----------         ------------  -----------    ------------
Balances at December 31, 2001        1,147,249   $ 1,147,249          111,932,768  $ 1,119,328    $ 40,362,532
                                     =========    ===========         ============  ===========    ============

                 See notes to consolidated financial statements.

                              LECSTAR CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                      Net Unrealized                      Total
                                       Deferred           Loss on      Accumulated    Stockholders
                                       Compensation     Securities       Deficit     Equity (Deficit)
                                      -----------      ------------     ----------     ------------
Balances at December 31, 1999         $        -         $       -    $ (135,367)    $ (1,982,289)
  Conversion of Series D
    Preferred Stock                            -                 -              -                -
  Common stock issued for
    acquisition of
    B4B Communications, Ltd.                   -                 -              -      (5,077,483)
  Beneficial conversion
    feature on
    convertible debentures                     -                 -              -        1,517,884
  Common stock issued for
    Services                           (159,375)                 -              -                -
  Issuance of Series D
    preferred Stock for
    legal settlement                           -                 -              -        1,700,000
  Exercise of warrants                         -                 -              -           11,799
  Issuance of common stock
    for legal settlement                       -                 -              -          189,500
  Common stock issued for
    Acquisition of
    Simple Card, Ltd.                          -                 -              -          575,092
  Amortization of deferred
    compensation                          26,652                 -              -           26,652
Net loss                                       -                 -    (3,868,737)      (3,868,737)
                                     -----------      ------------     ----------     ------------
Balances at December 31, 2000        $ (132,723)         $       -   $(4,004,104)    $ (6,907,582)

Common stock issued for
   acquisition of
   LecStar                             (298,357)                 -   (12,020,500)       14,923,247
Amortization of deferred
   compensation                          237,129                 -              -          237,129
Beneficial conversion feature
   on convertible note                         -                 -              -          100,000
Preferred Series D and dividends
   converted to common stock                   -                 -    (1,543,402)                -
Debenture and interest
  converted to common stock                    -                 -              -        5,355,032
Notes and interest converted
   to common stock                             -                 -              -        8,716,392
Issuance of common stock                       -                 -              -          131,250
Preferred Series D and dividends
   converted to common                         -                 -        (7,762)                -
Preferred Series E and dividends
   converted to common                         -                 -      (104,931)                -
Warrants repriced
   after conversion                            -                 -              -        1,370,859
Debentures and interest
   converted to common stock                   -                 -              -           25,722
Net unrealized loss on
securities                                     -         (550,000)              -        (550,000)
Issuance of warrants in
   connection with credit line                 -                 -              -          802,410
Net loss                                       -                 -     (29,907,846)   (29,907,846)
                                       ---------        -----------    ------------    -----------
Balances at December 31, 2001         $ (193,951)      $ (550,000)    $(47,588,545)    $ 5,703,387
                                       =========        ===========    ============    ===========

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

     C. Revenue Recognition - The Company's revenues are derived principally from monthly service fees to customers for usage of their telecommunications services. The service fees are charged to customers at a fixed rate per month. Service fees are billed one month in advance of providing services but recognized when earned, in the period in which the service is provided. Customers switching existing service from a competitor are not typically charged fees to activate initial service with the Company. Customers without previously existing telephone service are likely charged one time, up-front installation fees. Accordingly overall direct costs associated with service activation and installation exceed related revenues. These revenues, and related costs which the Company has chosen not to defer, are recognized as incurred.

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


                 Series D Preferred Stock: The Company has designated 10,534 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series D Convertible Preferred Stock ("Series D Preferred Stock"). The original issue price of the Series D Preferred Stock was $1,000 per share. Dividends on the Series D Preferred Stock accrue at an annual rate of 7% of the original issue price, or $70 per share, and are payable in cash or common stock, as determined by the holders, only at the time of conversion of such shares. Dividends are cumulative from the date of issue. Unless full cumulative dividends have been or are contemporaneously paid on the Series D Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase, or otherwise acquire common stock, nor may is make any other distribution with respect to the common stock or any class of capital stock on a parity with or junior to the Series D Preferred Stock.


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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this ammended annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2002.

                                                     LECSTAR CORPORATION



                                                     By:   /s/    W. DALE SMITH
                                                         -----------------------
                                                                   W. Dale Smith
                                                                       President

         In accordance with the Securities Exchange Act, this ammended annual report on Form 10-KSB has been signed below by the following persons on behalf of LecStar Corporation and in the capacities and on the dates indicated.

         Signature                     Title                           Date

/s/WILLIAM S. WOULFIN    Director, Chairman of the Board and CEO  Oct. 23, 2002
-----------------------
   William S. Woulfin    (Principal Executive Officer)

/s/W. DALE SMITH         Director, President                      Oct. 23, 2002
-----------------------
   W. Dale Smith

/s/JOHN C. CANOUSE       Director                                 Oct. 23, 2002
-----------------------
   John C. Canouse

/s/JAMES E. MALCOM       Vice President, Chief Financial Officer  Oct. 23, 2002
-----------------------
   James E. Malcom       and Treasurer (Principal Financial
                         Officer)

/s/DONALD G. SANTAVICCA  Vice President, Chief Accounting         Oct. 23, 2002
-----------------------
   Donald G. Santavicca  Officer, Controller and Assistant
                         Treasurer (Principal Accounting
                         Officer)

/s/WILLIAM C. SMITH      Secretary                                Oct. 23, 2002
----------------------
   William C. Smith

                                  EXHIBIT INDEX

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-B which are not listed are not applicable.


             Exhibit
               No.                  Title
               2.1         ------   Agreement and Plan of Merger by and among Harvest Restaurant Group, Inc., a
                                    Texas corporation, Hartan, Inc., a Texas
                                    corporation and TRC Acquisition Corporation,
                                    a Georgia corporation, dated December 27,
                                    1998 incorporated by reference to exhibit
                                    2.1 to our Current Report on Form 8-K, filed
                                    on January 21, 1999.
               2.2         ------   Asset Purchase Agreement by and among Hartan, Inc., certain of its subsidiaries, and Restaurant Teams International, Inc., dated February 2, 2000 incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K, filed on February 25, 2000.
               2.3         ------   Agreement and Plan of Merger dated as of January 5, 2001, among Corzon, Inc.,
                                    LecStar Communications Corporation and LecStar Acquisition Corporation
                                    incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K as filed on February 5, 2001.
               3.1         ------   Articles of Incorporation, as amended incorporated by reference to exhibit 3.01 to our Registration Statement on Form SB-2/A, file No. 33-47856, as filed on
                                    November 14, 2000.
               3.2         ------   Resolution Establishing and Designating Series F Convertible Preferred Stock
                                    incorporated by reference to annex A of exhibit 2.1 to our Current Report on
                                    Form 8-K as filed on February 5, 2001.
               3.3         ------   Articles of Amendment to the Articles of Incorporation, as amended.
               3.4         ------   Bylaws incorporated by reference to exhibit 3.03 to our Registration Statement on Form SB-2, file No. 33-95796, declared effective on July 9, 1996.
               4.1         ------   Loan Agreement by and among TRC Acquisition Corporation and Sirrom Capital
                                    Corporation, dated October 22, 1996 incorporated by reference to exhibit 4.01 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.2         ------   Assumption Agreement, Consent and First Amendment to Loan Agreement, dated
                                    January 14, 1999, by and among Hartan, Inc., Harvest Restaurant Group, Inc., and Sirrom Capital Corporation incorporated by reference to exhibit 4.02 to our
                                    Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.3         ------   Guaranty Agreement, dated January 14, 1999, Harvest Restaurant Group, Inc., and
                                    Sirrom Capital Corporation incorporated by reference to exhibit 4.03 to our



                                    Annual Report on Form 10-KSB as filed on
March 29, 1999.
               4.4         ------   Amended and Restated Secured Promissory Note dated January 14, 1999, executed by Hartan, Inc. for the benefit of Sirrom Capital Corporation incorporated by reference to exhibit 4.04 to our Annual Report on Form 10-KSB as filed on March
                                    29, 1999.
               4.5         ------   Amended and Restated Stock Purchase Warrant, dated January 14, 1999 incorporated by reference to exhibit 4.05 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               4.6         ------   Second Amended to 11% Subordinated Debenture Due January 30, 1999 dated
                                    November 2, 1999, between Tanner's Restaurant Group, Inc. and Ralph C. DiIorio incorporated by reference to exhibit 4.1 t6o our Quarterly Report on Form
                                    10-QSB as filed on November 17, 1999.
               4.7         ------   Stock Purchase Warrant dated November 2, 1999, between Tanner's Restaurant
                                    Group, Inc. and Ralph C. DiIorio incorporated by reference to exhibit 4.2 to our Quarterly Report on Form 10-QSB as filed on November 17, 1999.
               4.8         ------   Second Amendment to $350,000 12.5% Promissory Note Dated April 1, 1998 and Due
                                    SECA VII, LLC incorporated by reference to exhibit 4.3 to our Quarterly Report on Form 10-QSB as filed on November 17, 1999.
               4.9         ------   Stock Purchase Warrant dated November 2, 1999, between Tanner's Restaurant
                                    Group, Inc. and SECA VV, LLC incorporated by reference to exhibit 4.4 to our
                                    Quarterly Report on Form 10-QSB as filed on November 17, 1999.
               4.10        ------   Form of Debenture incorporated by reference to Annex I to exhibit 10.1 to our
                                    Current Report on Form 8-K as filed on June 19, 2000.
               10.1        ------   Incentive Stock Option Plan incorporated by reference to our definitive
                                    Registration Statement on Form SB-2, file number 33-95796, declared effective on July 9, 1996.
               10.2        ------   TRC Acquisition Corporation 1996 Employee Stock Option Plan incorporated by reference to exhibit 10.02 to our Annual Report on Form 10-KSB as filed on
                                    March 29, 1999.
               10.3        ------   Proposed LecStar Corporation 2001 Stock Incentive Plan (to be voted upon by our shareholders at the 2001 Annual Meeting of Shareholders).






               10.4        ------   Form of Subscription Agreement for Series D Convertible Preferred Stock
                                    incorporated by reference to exhibit 10.06 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               10.5        ------   Form of Registration Rights Agreement for Series D Convertible Preferred Stock
                                    incorporated by reference to exhibit 10.07 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               10.6        ------   Form of Warrant Agreement for Series D Convertible Preferred Stock incorporated by reference to exhibit 10.08 to our Annual Report on Form 10-KSB as filed on
                                    March 29, 1999.
               10.7        ------   Letter Amendment dated January 12, 1999, among J.P. Carey, Inc. and Southridge
                                    Capital Management incorporated by reference to exhibit 10.09 to our Annual
                                    Report on Form 10-KSB as filed on March 29, 1999.
               10.8        ------   Letter Amendment dated January 13, 1999, among all subscribers of Series D
                                    Preferred Stock and Harvest Restaurant Group incorporated by reference to exhibit 10.10 to our Annual Report on Form 10-KSB as filed on March 29, 1999.
               10.9        ------   Subordinated Debenture dated January 30, 1998, among TRC Acquisition Corp. and
                                    Ralph C. DiIorio incorporated by reference to exhibit 10.13 to our Registration
                                    Statement on Form SB-2 as filed on May 7, 1999.
              10.10        ------   First Amendment to Subordinated Debenture dated January 30, 1999, among Harvest
                                    Restaurant Group, Inc. and Ralph C. DiIorio incorporated by reference to exhibit 10.13(a) to our Registration Statement on Form SB-2 as filed on May 7,
                                    1999.
              10.11        ------   Promissory Note dated March  31, 1998, executed by TRC Acquisition Corp. in favor of SECA VII, LLC incorporated by reference to exhibit 10.14 to our
                                    Registration Statement on Form SB-2 as filed on May 7, 1999.
              10.12        ------   First Amendment to Promissory Note dated January 30, 1999, among Hartan, Inc.
                                    and SECA VII, LLC -- incorporated by reference to exhibit 10.14(a) to our
                                    Registration Statement on Form SB-2 as filed on May 7, 1999.
              10.13        ------   Purchase and Sale Agreement, dated May 11, 1999, by and between CB Acquisition,
                                    Inc. and, for purposes of Section 5.2 of the Purchase and Sale Agreement,
                                    Tanner's Restaurant Group, Inc., and Pacific Ocean Restaurants, Inc., and
                                    Crabby Bob's Seafood, Inc. -- incorporated by reference to exhibit 10.15 to our
                                    Registration Statement on Form SB-2, file number 33-78111, as filed on July 26,
                                    1999.



              10.14        ------   Letter Agreement, dated April 6, 1999, by and between Pacific Ocean
                                    Restaurants, Inc. and Tanner's Restaurant Group -- incorporated by reference to exhibit 10.16 to our Registration Statement on Form SB-2, file number 33-78111, as filed on July 26, 1999.
              10.15        ------   Stock Purchase Agreement dated May 31, 2000, between Tanner's Restaurant Group,
                                    Inc. and DCI Telecommunications -- incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K as filed on June 19, 2000.
              10.16        ------   Securities Purchase Agreement dated June 7, 2000, among Tanner's Restaurant
                                    Group, Inc., Sherman L.L.C. and Triton Private Equities Fund, L.P. --
                                    incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K as filed on June 19, 2000.
              10.17        ------   Registration Rights Agreement dated June 7, 2000, among Tanner's Restaurant
                                    Group, Inc., Sherman L.L.C. and Triton Private Equities Fund, L.P. --
                                    incorporated by reference to Annex IV to exhibit 10.01 to our Current Report on
                                    Form 8-K as filed June 19, 2000.
              10.18        ------   Security Interest and Pledge Provisions dated June 7, 2000, acknowledged by
                                    Tanner's Restaurant Group, Inc. and Fone.com Limited -- incorporated by reference to Annex VI of Exhibit 10.1 of our Current Report on Form 8-K as
                                    filed on June 19, 2000.  Lease Agreement dated June 9, 2000, between John
                                    Broadcannon, LLC, as landlord, and Corzon, Inc., as tenant -- incorporated by reference to exhibit 10.4 to our Quarterly Report on Form 10-QSB.
              10.19        ------   filed on August 28, 2000.
              10.20        ------   Master Service Agreement dated February 22, 2000, between Viatel UK, Ltd. and
                                    Fone.com, Ltd. -- incorporated by reference to exhibit 10.5 to our Quarterly
                                    Report on Form 10-QSB filed on August 28, 2000.
              10.21        ------   International Message Telephone Service Agreement dated January 14, 2000, between Pacific Gateway Exchange (UK) Limited and Fone.com, Ltd. --
                                    incorporated by reference to exhibit 10.6 to our Quarterly Report on Form
                                    10-QSB filed on August 28, 2000.
              10.22        ------   Letter Agreement by and between Tanner's Restaurant Group, Inc. and Strategic
                                    Services Group of Morrow & Co., Inc. dated August 14, 2000.
              10.22        ------   Stock Purchase Agreement by and between Corzon, Inc., Dharnesh Patel and The
                                    Simple Card Limited dated November 29, 2000 -- incorporated by reference to exhibit 2.2 to our Current Report on Form 8-K filed on January 8, 2001.




              10.23        ------   Settlement Agreement dated November 7, 2000, among Finova Mezzanine Capital,
                                    Inc., Hartan, Inc. and Corzon, Inc. -- incorporated by reference to exhibit
                                    10.7 to our Current Report on Form 8-K as filed on November 7, 2000.
              10.24        ------   Equity Line Financing Agreement dated as of January 25, 2001, between Corzon,
                                    Inc. and Pima Capital Management Limited -- incorporated by reference to exibit
                                    10.1 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.25        ------   Credit Agreement dated as of January 25, 2001, between Corzon, Inc. and Sherman
                                    LLC -- incorporated by reference to exhibit 10.2 to our Current Report on Form
                                    8-K as filed on February 5, 2001.
              10.26        ------   Guaranty dated as of January 25, 2001, executed by LecStar Communications
                                    Corporation and B4B Communications, Ltd. in favor of Sherman LLC --
                                    incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.27        ------   Security Agreement dated as of January 25, 2001, among Corzon, Inc., LecStar
                                    Communications Corporation, LecStar Datanet, Inc., LecStar Telecom, Inc., B4B
                                    Communications, Ltd. and Sherman LLC -- incorporated by reference to exhibit
                                    10.4 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.28        ------   8% Amended and Restated Secured Convertible Debenture Due January 25, 2003 dated as of January 25, 2001, executed by Corzon, Inc. in favor of Sherman LLC --
                                    incorporated by reference to exhibit 10.5 to our Current Report on Form 8-K as filed on February 5, 2001.
              10.29        ------   Employment Agreement by and between Empire Technology Corporation and
                                    Reginald P. McFarland dated as of November 22, 1999.
              10.30        ------   Employment Agreement by and between Empire Technology Corporation and W. Dale
                                    Smith dated as of December 22, 1999.
              10.31        ------   Employment Agreement by and between Empire Technology Corporation and
                                    William S. Woulfin dated as of December 22, 1999.
              10.32        ------   Employment Agreement by and among Empire Technology Corporation, Empire Telecom
                                    Services, Inc. and Michael E. Britt, Jr. dated as of May 15, 2000.



              10.33        ------   Employment Agreement by and between Empire Technology Corporation and James D.
                                    Grenfell dated as of May 8, 2000.
              10.34        ------   Employment Agreement by and between Corzon, Inc. and Larry Shatsoff dated as of
                                    January 3, 2001.
              10.35        ------   Employment Agreement by and between LecStar Corporation and James E. Malcom dated as of November 6, 2001.
                21         ------   Subsidiaries.
