Form 10QSB/A
period 2002-06-30
LECSTAR CORP
filed 2002-10-23
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002

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

                             4501 Circle 75 Parkway,
                           Building D-4210 30339-3025
                                Atlanta, Georgia
                                    --------

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

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of June 30, 2002 and
     December 31, 2001.........................................................4

     Consolidated Statements of Operations for the
     six months ended June 30, 2002 and 2001...................................5

     Consolidated Statements of Cash Flows for the six months
     ended June 30, 2002 and 2001...... .......................................6

     Notes to Consolidated Financial Statements................................7



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION.................................................11


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.................................................14

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.........................14

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...................................15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

ITEM 5.     OTHER INFORMATION.................................................16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................16



SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

The following financial statements are furnished
1.       Consolidated Balance Sheets as of June 30, 2002 and
              December 31, 2001.

2.       Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001.

3.       Consolidated Statements of Cash Flows for the six months
              ended June 30, 2002 and 2001.

4.       Notes to Consolidated Financial Statements

                               LECSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,    December 31,
                                                                           2002         2001
                                                                        (Unaudite     (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $  167,919    $  55,193
   Accounts receivable, net of allowance for doubtful accounts
     of $52,560 and $55,826 respectively                                  998,150      548,417
   Prepaid expenses and other current assets                              308,551      157,538
                                                                       ----------   ----------
Total current assets                                                    1,474,620      761,148

Long term investments                                                     250,000      250,000

Property and equipment:
   Furniture and fixtures                                                 326,241      326,241
   Network equipment                                                    1,863,927    2,188,273
   Software                                                               592,133      586,638
   Leasehold improvements                                                 125,189      125,189
                                                                       ----------   ----------
                                                                        2,907,490    3,226,341

   Accumulated depreciation                                            (1,441,502)  (1,133,397)
                                                                       ----------   ----------
Net property and equipment                                              1,465,988    2,092,944

Restricted cash                                                           115,000       45,000
Other assets                                                              717,807      357,953
                                                                       ----------   ----------

Total assets                                                           $4,023,415   $3,507,045
                                                                       ==========   ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $3,198,733   $2,267,342
   Accrued expenses                                                     4,307,177    2,387,330
   Unearned revenue                                                       408,425      155,600
   Current portion of notes payable                                     3,968,696       88,649
   Current portion of convertible debentures                              160,000      180,000
   Current portion of capital lease obligations                            29,299       51,535
   Capital lease obligations in default                                 1,139,489    1,139,489
                                                                       ----------   ----------
Total current liabilities                                              13,211,819    6,269,945
                                                                       ----------   ----------

Long-term portion of notes payable                                             -     2,940,487
                                                                       ----------   ----------

Stockholders' deficit:
   Cumulative Preferred Stock
     Issued and outstanding - 1,146,823 and 1,147,249                   1,146,823    1,147,249
   Common stock, $.01 par value; 500,000,000 authorized;
     Issued and outstanding - 130,695,170 and
     111,932,768                                                        1,306,952    1,119,328
   Deferred compensation                                                  (96,976)    (193,951)
   Additional paid-in capital                                          42,912,759   40,362,532
   Net unrealized loss on securities                                     (550,000)    (550,000)
   Accumulated deficit                                                (53,907,962) (47,588,545)
                                                                       ----------   ----------
Total stockholders' deficit                                            (9,188,404)  (5,703,387)
                                                                       ----------   ----------
Total liabilities and stockholders' deficit                            $4,023,415   $3,507,045
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

     The following table presents the calculation of basic and diluted net loss per common share:


                                            Three Months Ended        Six Months Ended
                                                 June 30                  June 30
                                         -----------------------   ----------------------
                                            2002         2001         2002         2001
                                         ---------     ---------   ---------    ---------
         Net loss attributable to
          common stockholders         $(3,710,412)  $(5,679,004)  $(6,319,416) $(11,105,909)
                                         ---------     ---------   ---------    ---------
         Basic and diluted:
         Weighted-average shares used in
           computing basic and diluted
           net loss per common share   114,707,341    33,683,740   108,670,580  20,275,131
                                        ==========    ==========   ==========   ==========

         Basic and diluted net loss per
           common share                  $  (0.03)     $  (0.17)   $  (0.06)     $  (0.55)
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


5.       Notes Payable

     As of June 30, 2002, the Company entered into secured notes payable with officers, directors and investors of the Company totalling $499,000. These notes are either payable on demand or no later than January 31, 2003; bear interest rates ranging from 4 to 5 percent; and are secured by certain assets of the Company, including the common stock of the operating subsidiaries, and LecStar common stock held by investors of the Company.


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


Results of Operations

Six Months Ended June 30, 2002 Compared with June 30, 2001

     Total net revenues increased 71% to $3,553,308 for the six months ended June 30, 2002 from $2,072,162 for the six months ended June 30, 2001. The increase was driven primarily by incremental line count growth and market penetration in both residential and business local and long distance service segments through additional utility partnerships and the development of outside sales agent programs. This growth was furthered through customer migration subsequent to the agreement we entered with Nuvox Communications, Inc. in April 2002. The Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, internet, and integrated services presence in the competitive marketplace.

     Cost of services as a percentage of revenues was 63% or $2,244,602 in the first half of 2002 compared to 51% or $1,067,050 for 2001. The decrease in gross profit margin is primarily the result of a significant product mix shift from prepaid to a post-paid residential service base. The principal expenses associated with providing our services are leasing of network components from Bellsouth, the incumbent telephone provider in our current target markets. Other primary costs include long distance services purchased from inter-exchange carriers. Costs can vary greatly depending on product complexity, regionalized costing in our interconnection agreement with Bellsouth, and by type and method of provisioning service. Management believes that profit margin will improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs we incur in delivering services to our customers. As a result of this process, we seek to identify more cost-efficient procedures for delivering our services, up-sell products to existing customers, or may decide to discontinue offering some products.

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

     Net loss for the six months ended June 30, 2002 was $(5,282,696) compared to a net loss of $(9,860,503) for the six months ended June 30, 2001.


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



ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 2002, we sold warrants to purchase a total of 7,000,000 shares of common stock to certain existing shareholders (Sovereign Partners, Atlantis Capital Fund, Ltd., Dominion Capital, and Sherman
LLC), and received $750,569 in cash proceeds. These warrants are included in shares outstanding. In addition, the Company sold 2,292,500 shares of common stock and received $91,460 in cash proceeds. These warrants and common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this ammended quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2002.
                                                     LECSTAR CORPORATION



                                                     By:  /s/    W. DALE SMITH
                                                                   W. Dale Smith
                                                                       President

                                                     By:  /s/    JAMES E. MALCOM
                                                                 James E. Malcom
                                                         Chief Financial Officer