Form 10QSB
period 2002-09-30
LECSTAR CORP
filed 2002-11-14
CIK 949485

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002

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


             As of November 14, 2002, 206,335,290 shares of LecStar
                  Corporation's common stock were outstanding.

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of September 30, 2002 and
     December 31, 2001.........................................................4

     Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001.........................5

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2002 and 2001.........................................6

     Notes to Consolidated Financial Statements................................7



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION.................................................13

ITEM 3.     CONTROLS AND PROCEDURES...........................................16


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.................................................16

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.........................17

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...................................17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............17

ITEM 5.     OTHER INFORMATION.................................................17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................17



SIGNATURES....................................................................19

CERTIFICATIONS................................................................20

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS

The following financial statements are furnished:


1.       Consolidated Balance Sheets as of September 30, 2002 and
              December 31, 2001.

2.       Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001.

3.       Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001.

4.       Notes to Consolidated Financial Statements

                               LECSTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30,  December 31,
                                                                         2002           2001
                                                                      (Unaudited)     (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $   18,043    $  55,193
   Accounts receivable, net of allowance for doubtful accounts
     of $96,754 and $55,826 respectively                                1,405,602      548,417
   Prepaid expenses and other current assets                              418,602      157,538
                                                                       ----------   ----------
Total current assets                                                    1,842,247      761,148

Long term investments                                                     250,000      250,000

Property and equipment:
   Furniture and fixtures                                                 327,284      326,241
   Network equipment                                                    1,865,832    2,188,273
   Software                                                               592,168      586,638
   Leasehold improvements                                                 125,189      125,189
                                                                       ----------   ----------
                                                                        2,910,473    3,226,341

   Accumulated depreciation                                            (1,619,339)  (1,133,397)
                                                                       ----------   ----------
Net property and equipment                                              1,291,134    2,092,944

Restricted cash                                                           115,000       45,000
Other assets                                                              700,825      357,953
                                                                       ----------   ----------

Total assets                                                           $4,199,206   $3,507,045
                                                                       ==========   ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                    $4,313,784   $2,267,342
   Accrued expenses                                                     3,895,652    2,387,330
   Unearned revenue                                                       581,580      155,600
   Current portion of notes payable                                     1,119,000       88,649
   Current portion of convertible debentures                              150,000      180,000
   Current portion of capital lease obligations                            17,385       51,535
   Capital lease obligations in default                                 1,139,489    1,139,489
                                                                       ----------   ----------
Total current liabilities                                              11,216,890    6,269,945
                                                                       ----------   ----------

Long-term portion of notes payable                                             -     2,940,487
                                                                       ----------   ----------

Stockholders' deficit:
   Cumulative Preferred Stock
     Issued and outstanding - 1,146,943 and 1,147,249                   1,146,824    1,147,249
   Common stock, $.01 par value; 500,000,000 authorized;
     Issued and outstanding - 205,384,318 and
     111,932,768                                                        2,053,843    1,119,328
   Deferred compensation                                                  (48,488)    (193,951)
   Additional paid-in capital                                          57,347,936   40,362,532
   Net unrealized loss on securities                                     (550,000)    (550,000)
   Accumulated deficit                                                (66,967,799) (47,588,545)
                                                                       ----------   ----------
Total stockholders' deficit                                            (7,017,684)  (5,703,387)
                                                                       ----------   ----------
Total liabilities and stockholders' deficit                            $4,199,206   $3,507,045
                                                                       ==========   ==========




                 See notes to consolidated financial statements.


                               LECSTAR CORPORATION

                      CONSOLDIATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,

                                                     2002           2001              2002           2001
                                                 ------------   ------------      ------------   ------------
Revenues                                         $  2,900,552   $  1,322,040      $  6,453,860   $  3,394,202
                                                 ------------   ------------      ------------   ------------

Operating expenses:
   Cost of services                                 1,812,469        681,423         4,057,071      1,748,473
   Provisioning costs                                 209,790        112,206           563,204        396,757
   Selling, general and administrative expenses     2,315,708      2,331,174         6,997,240      7,459,900
   Depreciation and amortization                      254,055      2,259,923           805,805      6,843,145
   Write-down of net property and equipment                 -              -           205,960         44,222
                                                 ------------   ------------      ------------   ------------
Total operating expenses                            4,592,022      5,384,726        12,629,280     16,492,497

Loss from operations                              (1,691,470)    (4,602,686)       (6,175,420)   (13,098,295)

Other income (expense):
   Interest expense                              (11,368,366)    (4,845,626)      (12,167,111)    (5,670,521)
                                                 ------------   ------------      ------------   ------------
Net loss                                         (13,059,836)    (8,908,312)      (18,342,531)   (18,768,815)
Preferred stock dividends                                   -      (616,748)       (1,036,720)    (1,862,154)
                                                 ------------   ------------      ------------   ------------

Net loss attributable to common stockholders    $(13,059,836)  $ (9,525,060)     $(19,379,251)  $(20,630,970)
                                                 ============   ============      ============   ============
Basic and diluted net loss per common share     $      (0.09)  $      (0.27)     $      (0.16)  $      (0.82)
                                                 ============   ============      ============   ============

Weighted-average shares outstanding used in
   computing basic and diluted net loss per
   common share                                   145,747,635     35,144,755       121,165,412     25,286,140
                                                 ============   ============      ============   ============



                 See notes to consolidated financial statements.


                               LECSTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                     June 30,

                                                                             2002                2001
                                                                          -----------        -----------
OPERATING ACTIVITIES


Net loss                                                                 $(18,342,531)      $(18,768,816)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                              609,676          6,659,047
   Write-down of net property and equipment                                   205,960             44,222
   Stock compensation                                                         529,463            345,763
   Non-cash interest expense                                               11,778,975          5,368,017
   Other non-cash items                                                             -             10,182
   Changes in operating assets and liabilities:
     Accounts receivable                                                     (857,185)          (379,747)
     Prepaid and other assets                                                (650,156)           (82,447)
     Accounts payable                                                       2,046,442          1,463,658
     Accrued expenses                                                       2,200,773            584,970
     Unearned revenue                                                         425,979             45,297
                                                                         ------------        -----------
Net cash used in operating activities                                      (2,052,604)        (4,709,854)

INVESTING ACTIVITIES


Purchases of property and equipment                                           (18,276)          (513,495)
Increase in restricted cash                                                   (70,000)                 -
Cash acquired in Corzon merger                                                      -             81,357
                                                                         ------------        -----------
Net cash used in investing activities                                         (88,276)          (432,138)

FINANCING ACTIVITIES


Proceeds from borrowing                                                     1,364,000          5,549,722
Payment of current portion of long-term debt                                  (38,649)          (121,161)
Payment of capital lease obligations                                          (34,150)          (415,491)
Proceeds from the sale of stock                                                61,960                  -
Proceeds from the sale of warrants                                            750,569                  -
                                                                         ------------        -----------
Net cash provided by financing activities                                   2,103,730          5,013,070
                                                                         ------------        -----------
Decrease in cash and cash equivalents                                         (37,150)          (128,922)
Cash and cash equivalents at beginning of period                               55,193            145,674
                                                                         ------------        -----------
Cash and cash equivalents at end of period                               $     18,043        $    16,752
                                                                         ============        ===========

NON-CASH INVESTING AND FINANCING ACTIIVITIES


Issuance of common stock to convert debentures and interest              $     40,292        $         -
Issuance of common stock to convert preferred stock and dividends        $  1,037,529        $         -
Issuance of warrants in connection with new borrowings                   $    421,300        $         -
Issuance of preferred and common stock to convert debt and interest      $ 15,199,078        $         -


Acquisition of Corzon:
         Liabilities assumed                                             $          -        $  7,149,501
         Assets acquired                                                 $          -        $    241,919
         Goodwill recorded                                               $          -        $ 12,165,101




                 See notes to consolidated financial statements.


                               LECSTAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



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

     The Company had a working capital deficiency at September 30, 2002 of approximately $9,375,000, and recorded net losses for the first nine months of 2002 of approximately $18,343,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated balance sheet at September 30, 2002, has been derived from the unaudited consolidated financial statements at that date. Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other interim period. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

3.       Loss per share

     Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per common share:


                                            Three Months Ended        Nine Months Ended
                                               September 30             September 30
                                         -----------------------   ----------------------
                                            2002         2001         2002         2001
                                         ---------     ---------   ---------    ---------
         Net loss attributable to
          common stockholders         $(13,059,836)  $(9,525,060)$(19,379,251) $(20,630,970)
                                         ---------     ---------   ---------    ---------
         Basic and diluted:
         Weighted-average shares used in
           computing basic and diluted
           net loss per common share   145,747,635    35,144,755   121,165,412   25,286,140
                                        ==========    ==========   ==========   ==========

         Basic and diluted net loss per
           common share                  $  (0.09)     $  (0.27)   $  (0.16)     $  (0.82)
                                        ==========    ==========   ==========   ==========


     The Company has excluded all convertible preferred stock, warrants, and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted loss per share was 447,820,901 in 2002, and 131,844,937 in 2001.

4.       Equity line and credit facilities

     The Company has entered into an equity line financing agreement whereby an institutional investor has committed to purchase up to $25,000,000 of the Company's common stock, upon the registration covering the resale of such stock, over a thirty-six month period, at the sole discretion of the Company. The Company has not filed a registration statement covering the resale of the stock under this agreement. As of September 30, 2002 no shares have been sold under the equity line.

     Additionally, the Company has entered into a credit agreement with Sherman LLC that will provide up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing the Company will issue to Sherman a warrant to purchase common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of the common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by accounts receivable and certain fixed and other assets of the Company, and the assets of significant subsidiaries, and accrue interest at the rate of 15% per year. During the nine months ended September 30, 2002, the Company borrowed $295,000 pursuant to this credit agreement. As of August 30, 2002, all outstanding amounts borrowed under this facility were converted to preferred and common stock (See Note 6). As of September 30, 2002, the Company did not meet conditions to borrow additional funds under the credit agreement.

5.       Notes Payable

     As of September 30, 2002, the Company had entered into secured notes payable with officers, directors and investors of the Company totalling $1,119,000. These notes are either payable on demand or no later than January 31, 2003; bear interest rates ranging from 4 to 5 percent; and are secured by certain assets of the Company, including the common stock of the operating subsidiaries, and LecStar common stock held by investors of the Company.

     On October 9, 2002, the Company borrowed $253,000 secured by a claim from a bankruptcy estate.

6.       Securities Purchase Agreement

     On August 30, 2002, the Company had entered into a Securities Purchase Agreement by and among LecStar and Sherman LLC ("Sherman") whereby Sherman exchanged amounts owed under certain secured debt issued by LecStar for newly created Series G Preferred Stock and common stock of LecStar. This exchange of secured debt issued by LecStar for preferred stock and common stock resulted in the issuance of 120 shares of Series G Preferred Stock and 74,629,830 shares of restricted common stock. Associated with this exchange, LecStar and Sherman entered into a registration rights agreement whereby LecStar agreed to register 150,000,000 shares of common stock either held by Sherman or certain other investors. As a result of this agreement, the Company recognized $11,123,162 of non-cash interest expense which represents the value of the common shares issued and the value of the beneficial conversion feature of the Series G Preferred Stock.

7.       Exchange Agreement

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

8.       Stockholders' Deficit

     Series A Preferred Stock: The Company has designated 3,000,000 shares out of a total of 5,000,000 authorized shares of its $1.00 par value preferred stock as Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"). Dividends of the Series A Preferred Stock are cumulative and payable quarterly in arrears at a quarterly rate of $0.30 per share, representing a yield of 12% per year. Dividends may be paid in cash or an equivalent value of common stock. The Series A Preferred Stock has no voting rights and has a liquidation preference of $10 per share. At September 30, 2002 dividends in arrears on this preferred stock totaled $2,349,187. The Series A Preferred Stock is convertible at the option of the holder into shares of the Company's common stock. The initial conversion rate is 2.7 shares of common stock for each share of Series A Preferred Stock, subject to adjustment in certain events. The Series A Preferred Stock will automatically convert into the Company's common stock if the closing price of the Series A Preferred Stock exceeds $20 per share for ten consecutive days. The Series A Preferred Stock may also be redeemed by the Company upon 30 days written notice at 110% of the average bid price for the twenty trading days prior to the redemption date. The Company has the option to pay the redemption in either cash or common stock. At September 30, 2002, 446,410 shares of Series A Preferred Stock are outstanding.

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

     The Series D Preferred Stock is convertible at the option of the holder into shares of common stock for up to three years after initial issuance. After three years, the Series D Preferred Stock will automatically convert into shares of common stock. The conversion rate is equal to $1,000 divided by 80% of the five-day average closing bid price of the common stock on the NASDAQ Stock Market, the OTC Bulletin Board, or any other national securities exchange on which the common stock is listed at the time of conversion. Holders of Series D Preferred Stock are allowed to convert the aggregate amount of such holder's Series D Preferred Stock into common stock. The holders of the Series D Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. During the nine months ended September 30, 2002, 426 shares of Series D Preferred Stock were converted to common stock. At September 30, 2002, 1,700 shares of Series D Preferred Stock are outstanding, with related dividends in arrears of $227,160.

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

     The Series E Preferred Stock is redeemable at the option of the Company at any time after six months of issuance, in whole or in part, for $0.01 per share, if the average closing bid price of the Company's common stock, as quoted on any national securities exchange, NASDAQ, or the OTC Bulletin Board exceeds $3.50 per share for five consecutive trading days. Each share of Series E Preferred Stock is convertible at the option of the holder into four shares of common stock at any time after six months from the date of issuance, subject to adjustment. The Series E Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock and Series D Preferred Stock. The holders of the Series E Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. At September 30, 2002, 698,713 shares of Series E Preferred Stock are outstanding, with related dividends in arrears of $2,067,039.

     Series G Preferred Stock: The Company has designated 120 shares out of a total of 5,000,000 authorized shares of its $0.01 par value preferred stock as Series G Redeemable Convertible Preferred Stock ("Series G Preferred Stock"). The original issue price of the Series G Preferred Stock was $100,000 per share. Dividends on the Series G Preferred Stock accrue at an annual rate of 3% of the original price, or $3,000 per share, and are payable in cash or common stock, as determined by the Company, quarterly or at the time of conversion of such shares. Dividends are cumulative from the date of issue. Unless full cumulative dividends have been or are contemporaneously paid on Series G Preferred Stock, the Company may not declare or pay cash dividends on the common stock, nor may it redeem, purchase or otherwise acquire common stock, nor may it make any other distribution with respect to common stock or any class of capital stock on a parity with or junior to the Series G Preferred Stock.

     The Series G Preferred Stock is redeemable at the option of the Company at any time after two years of issuance, in whole or in part, for 115% per share of the original stated value, and is redeemable at the option of the holder upon the occurrence of certain events, all of which are within the control of the Company, at 110% of the original issuance price. Each share of the Series E Preferred Stock is convertible at the option of the holder into common stock at any time at $.75 per share, and after 2 years at the lesser of $.75 or 90% of the 20 day average closing price. The Series G Preferred Stock is non-voting, and it is ranked junior to the Company's Series A Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock. The holders of the Series G Preferred Stock have no preemptive rights or other rights to subscribe for any other shares or securities of the Company. At September 30, 2002, 120 shares of Series G Preferred Stock are outstanding, with related dividends in arrears of $31,000.

     During the nine months ended September 30, 2002, we sold warrants to purchase a total of 7,000,000 shares of common stock to certain existing shareholders (Sovereign Partners, Atlantis Capital Fund, Ltd., Dominion Capital, and Sherman LLC), and received $750,569 in cash proceeds. These warrants are included in shares outstanding. In addition, the Company sold 1,555,000 shares of common stock and received $61,960 in cash proceeds. These warrants and common stock were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The Company issued 1,800,000 shares of its common stock, with a fair market value of $384,000, to its advisors in exchange for professional and advisory services. The exchange of secured debt issued by LecStar for Series G Preferred Stock resulted in the issuance of 74,629,830 shares of restricted common stock.


9.       Customer Migration

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


10.       Reclassifications

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


11.      Commitments and Contingencies

     Legal - The Company was a defendant in the action McIntosh & Associates, Inc. ("McIntosh") v. LecStar Corporation filed in the district county of Dallas County, Texas. The Plaintiff alleged breach of contract and is seeking $151,143.18 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees. On February 8, 2002, the Plaintiff received a final judgment by default for the amount of its claim. On October 2, 2002, the Company and McIntosh agreed to settle this matter whereby the Company is to pay the claim over a 15 month period. The Company was a defendant in an action filed with the American Arbitration Association, in which a former employee had alledged breach of contract. On October 8, 2002 the American Arbitration Association rendered an award in favor of the former employee totaling $1.0 million. While there can be no assurance as to the ultimate outcome, there exists the possibility that this action could have a material adverse effect on the Company's financial condition or cash flows. We are not currently a party to any other material legal proceeding other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

     Pledged assets - As of September 30, 2002 the Company had pledged $350,000 of customer accounts receivable to a significant vendor to secure payment for services to be rendered. The vendor has requested an additional pledge of $150,000 during the fourth quarter of 2002.

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


Critical Accounting Policies

     A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.


Results of Operations

Nine Months Ended Septmeber 30, 2002 Compared with September 30, 2001

     Total net revenues increased 90% to $6,453,860 for the nine months ended September 30, 2002 from $3,394,202 for the nine months ended September 30, 2001. The increase was driven primarily by incremental line count growth and market penetration in both residential and business local and long distance service segments through additional utility partnerships and the development of outside sales agent programs. This growth was furthered through customer migration subsequent to the agreement we entered with Nuvox Communications, Inc. in April 2002. The Company expects continued growth of its revenue base by capitalizing on its strategic marketing and support channels, while continuing to expand geographically and to develop its data, internet, and integrated services presence in the competitive marketplace.

     Cost of services as a percentage of revenues was 63% or $4,057,071 for the nine months of 2002 compared to 52% or $1,748,473 for 2001. The decrease in gross profit margin is primarily the result of a significant product mix shift from prepaid to a post-paid residential service base. The principal expenses associated with providing our services are leasing of network components from Bellsouth, the incumbent telephone provider in our current target markets. Other primary costs include long distance services purchased from inter-exchange carriers. Costs can vary greatly depending on product complexity, regionalized costing in our interconnection agreement with Bellsouth, and by type and method of provisioning service. Management believes that profit margin will improve as provisioning processes and operations support systems continue to be refined, and as overall product mix shifts with the growth of improved margin services. We periodically evaluate the costs we incur in delivering services to our customers. As a result of this process, we seek to identify more cost-efficient procedures for delivering our services, up-sell products to existing customers, or may decide to discontinue offering some products.

     Provisioning costs as a percentage of revenues were 9% or $563,204 for the nine-month period ended September 30, 2002 compared to 12% or $396,757 for 2001. These costs include amounts paid for provisioning new customers and making changes to existing customer accounts, and are paid to telecommunication carriers based on our interconnection agreements. For the nine month period ended September 30, 2002, approximately $85,000 of these costs related to recent customer migration under the agreement with Nuvox Communications, Inc. The Company recognizes these costs of customer provisioning as period costs, rather than capitalizing these costs and expensing them over the expected customer life.

     Selling, general and administrative expenses were $6,997,240 for the nine months ended September 30, 2002 compared to $7,459,900 for the corresponding period in 2001. Expenses include such items as salaries and related personnel costs, legal and professional services, facilities expenses, rent, utilities, and sales and marketing costs. Costs decreased between comparable quarters primarily due to reductions in salaries and wages expenses of $557,366, legal and professional services of $295,000, outside services of $205,221, and bad debt of $147,326. These reductions were offset by increases in non-cash stock compensation of $505,650, and commissions of $406,322.

     Depreciation and amortization expense decreased to $805,805 in 2002 down from $6,843,145 in 2002, primarily due to discontinued amortization of goodwill, subsequent to recording intangibles impairment of $4,651,334 in the fourth quarter of 2001. In 2002, the Company recorded a write-down of net property and equipment of $205,960.

     Interest expense for the nine months ended September 30, 2002 was $12,167,111 of which $11,778,975 was non-cash interest related to the issuance of warrants, preferred shares, and the conversion of debt to common stock, and $388,136 was related to borrowings under credit facilities, other notes, and capital leases. Interest expense for the comparable period ended September 30, 2001 was $5,670,521 of which $5,368,017 was non-cash interest related to the issuance of warrants and the conversion of debt to common stock, and $302,504 was related to borrowings under credit facilities, other notes, and capital leases.

     Net loss for the nine months ended September 30, 2002 was $(18,342,531) compared to a net loss of $(18,768,815) for the nine months ended September 30, 2001.


Liquidity and Capital Resources

     We have incurred operating losses since our inception and as of September 30, 2002, we had an accumulated deficit of $(66,967,799) and a working capital deficit of $(9,374,643).

     LecStar has a credit agreement with Sherman LLC that provides us with up to $5,000,000 in revolving credit. Pursuant to the terms of the credit agreement, upon each borrowing we will issue to Sherman a warrant to purchase our common stock equal to 19% of the amount borrowed divided by the average of the closing bid price of our common stock for the five trading days immediately prior to the date of the loan. Borrowings under the credit agreement are secured by our accounts receivable and certain fixed and other assets, and those of each of our significant subsidiaries, and accrue interest at the rate of 15% per year. As of August 30, 2002, all outstanding amounts borrowed under this facility were converted to preferred and common stock. At September 30, 2002, the Company was in compliance with all covenants of this credit agreement or had received appropriate waivers; however, the Company did not meet the conditions for additional borrowings under this facility.

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

Under the equity line financing agreement, we are obligated to register the shares of common stock to be purchased by Pima before we may deliver a draw request to Pima. The Company has not filed a registration statement covering the resale of the stock under this agreement. To date, we have not drawn funds under this equity line of credit because of conditions to funding.

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

     On October 9, 2002, the Company borrowed $253,000 secured by a claim from a bankruptcy estate.

     Our cash and cash equivalents decreased $37,150 during the first three quarters of 2002. The principal sources of funds consisted of $1,364,000 in borrowings, and $750,569 received in proceeds from the sale of 7,000,000 common stock warrants, which are included in the total calculation of outstanding shares. The primary use of funds was cash used in operations of $2,052,604.

     Dividends in arrears on the Company's Series A Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and Series G Preferred Stock at September 30, 2002 total $4,674,386. We are currently analyzing our alternatives for addressing these arrearages. At Septmeber 30, 2002, we were in default on $1,139,489 of lease obligations. Default under lease obligations could have a materially adverse impact on our business.


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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.


ITEM 3.           CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer, of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

     The Company was a defendant in the action McIntosh & Associates, Inc. ("McIntosh") v. LecStar Corporation filed in the district county of Dallas County, Texas. The Plaintiff alleges breach of contract and is seeking $151,143.18 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees. On February 8, 2002, the Plaintiff received a final judgment by default for the amount of its claim. On October 2, 2002, the Company and McIntosh agreed to settle this matter whereby the Company is to pay the claim over a 15 month period.

     The Company was a defendant in the action James D. Grenfell v. LecStar Corporation filed with the American Arbitration Association on September 27, 2001. The Plantiff alleged breach of contract and saught in excess of $900,000 in actual damages plus legal and equitable interests of reasonable and necessary attorney fees. On October 8, 2002, the American Arbitration Association rendered an award in favor of Grenfell totaling $1.0 million.

     We are not currently a party to any other material legal proceeding other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the nine months ended September 30, 2002, we sold warrants to purchase a total of 7,000,000 shares of common stock to certain existing shareholders (Sovereign Partners, Atlantis Capital Fund, Ltd., Dominion Capital, and Sherman LLC), and received $750,569 in cash proceeds. These warrants are included in shares outstanding. In addition, the Company sold 1,555,000 shares of common stock and received $61,960 in cash proceeds. These warrants and common stock were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The Company issued 1,800,000 shares of its common stock, with a fair market value of $384,000, to its advisors in exchange for professional and advisory services. The exchange of secured debt issued by LecStar for Series G Preferred Stock resulted in the issuance of 74,629,830 shares of restricted common stock.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     As of September 30, 2002, the Company had not met the conditions for additional borrowing as required by the credit agreement with Sherman LLC. The Company is negotiating with Sherman LLC to restructure this agreement. Inability to draw funds under the credit agreement could result in a material adverse effect on our business, financial condition, and results of operation.

     Dividends in arrears on the Company's Series A Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and Series G Preferred Stock at September 30, 2002 total $4,674,386. We are currently analyzing our alternatives for addressing these arrearages.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     Exhibit 99.1
          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2
          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

     On September 6, 2002, we filed a current report on Form 8-K to report entering a Securities Purchase Agreement with Sherman LLC, whereby LecStar exchanged certain secured debt issued by LecStar for Series G Preferred Stock and common stock of LecStar.

     On September 23, 2002, we filed a current report on Form 8-K to report a change in the Company's certifying accountant, and subsequent ammendment on October 8, 2002.

     On October 23, 2002, we filed an ammendment to our report on Form 8-K dated January 25, 2001 to include the signature page of the Company's certifying accountant.

     On October 25, 2002, we filed a current report on Form 8-K to report preliminary revenues for the third quarter of 2002, to reaffirm management's estimate for 2002 annual revenues, and to report an arbitration award against LecStar totaling $1.0 million.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, LecStar Corporation has caused this ammended quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.
                                                     LECSTAR CORPORATION



                                                     By:  /s/    W. DALE SMITH
                                                                   W. Dale Smith
                                                         Chief Executive Officer

                                                     By:  /s/    JAMES E. MALCOM
                                                                 James E. Malcom
                                                         Chief Financial Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, W. Dale Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of LecStar Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ W. DALE SMITH

W. Dale Smith
Chief Executive Officer

November 14, 2002

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002


I, James E. Malcom, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of LecStar Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ JAMES E. MALCOM

James E. Malcom
Chief Financial Officer

November 14, 2002